Form 10-Q
period 2011-03-31
Kids Only Market
filed 2011-05-11
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-171486

KIDS ONLY MARKET INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304, 1020 14th Ave., SW, Calgary, Alberta, Canada, T2R 0N9
(Address of principal executive offices, including zip code)

403-850-8227
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,900,000 shares of common stock as of May 11, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kids Only Market Inc. (the “Company”) for the three month period ended March 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at March 31, 2011 and September 30, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended March 31, 2011, (ii) for the six months ended March 31, 2011, and (iii) the cumulative period from inception (April 9, 2010) through March 31, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the six months ended March 31, 2011, and (ii) the cumulative period from inception (April 9, 2010) through March 31, 2011.

(d)	Statement of Changes in Stockholders’ Equity for the period from inception (April 9, 2010) to March 31, 2011.

(e)	Notes to Financial Statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Balance Sheet
As at March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	37,328	47,891

TOTAL ASSETS	$37,328	$47,891

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none
Common Stock, par value $0.001;
authorized 65,000,000 shares; issued and outstanding:
4,900,000 shares at September 30, 2010;
4,900,000 shares at March 31, 2011	4,900	4,900
Additional paid-in capital	47,600	47,600
Deficit accumulated in the development stage	(15,172)	(4,609)

Total Stockholders' Equity	37,328	47,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,328	$47,891

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the	For the	from April 9,
	3 months ended	6 months ended	2010 through
	March 31,	March 31,	March 31,
	2011	2011	2011

Revenues	$-	$-	$-

Costs and Expenses

Consulting	-	-	3,500
Professional Fees	3,348	9,972	9,973
Other General & Administrative expenses	18	590	1,699

Total Expenses	3,366	10,562	15,172

Net Income (Loss)	(3,366)	$(10,563)	$(15,172)

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the period
		of Inception,
	For the	from April 9,
	6 months ended	2010 through
	March 31,	March 31,
	2011	2011

Cash Flows from operating activities
Net Income (Loss)	$(10,563)	$(15,172)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-
Change in operating assets and liabilities:	-	-
Net Cash provided by (used by)
Operating Activities	(10,563)	(15,172)

Cash flows from Investing Activities
Sale of stock for cash	-	52,500
Net Cash provided by Investing Activities	-	52,500

Cash flows from Financing Activities
Net Cash provided by Financing Activities	-	-

Net Increase (Decrease) in cash	(10,563)	37,328

Cash at beginning of period	47,891	-

Cash at end of Period	$37,328	$37,328

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, April 9, 2010 to March 31, 2011
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, May 13, 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.01 per share
June 1, 2010	3,000,000	$3,000	$12,000		$15,000
Stock issued for cash @ $0.02 per share
September 30, 2010	1,900,000	$1,900	$35,600		$37,500
Net loss, period ended September 30, 2010				(4,609)	(4,609)

Balances at September 30, 2010	4,900,000	$4,900	$47,600	$(4,609)	$47,891

Net loss for the six months				(10,563)	(10,563)

Balance at March 31, 2011	4,900,000	$4,900	$47,600	$(15,172)	$37,328

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended March 31, 2011

 NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending September 30, 2011.

Kids Only Market Inc. was organized under the laws of the State of Nevada on April 9, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of  10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company had no material business operations from inception April 9, 2010 to March 31, 2011.  The company formed plans to offer an on-line resource for buyers and sellers of children’s  “hand me down” items.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted September 30 as the fiscal year-end.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of March 31, 2011, reflect:

-	Cash: Level One measurement based on bank reporting.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an  operating loss from inception (April 9, 2010) to March 31, 2011 of $15,172.   The Company had a positive net cash flow in the same period of $37,328,  bolstered by subscriptions received for common stock.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of $15,172. The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended March 31, 2011.

NOTE 5.  CAPITAL STOCK

There were no shares issued in the six months ended March 31, 2011.

As of March 31, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of March 31, 2011,  65,000,000 par value $0.001 shares of common stock were authorized, of which 4,900,000 shares were issued and outstanding.

NOTE 6.  LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Kids Only Market was incorporated in the state of Nevada as a development stage company to create a web-based service,  kidsonlymarket.com.  The service is for buyers and sellers of hand me down items.  These items include essentially anything that children have grown out of and have value. These items a wide variety of baby-related items such as
●	boys’ clothing
●	girls’ clothing
●	maternity clothing,
●	toys,
●	furniture including cribs, rocking chairs, etc., and
●	other items which includes:
➢	strollers
➢	carriages
➢	bikes,
➢	safety products,
➢	books, and
➢	movies, etc.).

KidsOnlyMarket.com will function much like a bulletin board system. The seller of an item will create an account on the website and their member information will be verified.  Contact will be through email and new members will be emailed a temporary password, which must be used to initially sign in to the account and change their password.  Temporary passwords will be valid for 24 hours at which time they will expire.  The seller can then create a listing on the website.  The listing will be available on our site from anywhere from 3 to 6 months depending on the type of listing chosen. Anytime during the display period an interested party may contact the seller through the website.  The seller's email address will not be posted online and the potential buyer must contact the seller through use of an online tool that will be used to go through KidsOnlyMarket.com, which will use its email database to send the message to the seller.  If the seller then wishes to get in contact with the buyer, they can, at which time the buyer and seller will deal directly with each other (i.e. price, shipping arrangements, etc.).  They may exchange telephone numbers if they wish.  The site will have suggestions as to how both sellers and buyers can become acquainted with the issues and risks involved with online purchases before completing the transaction through a webpage with content and a full array of links regarding the issue.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Phase I – Initial Launch

●	Design and construct the initial website.

●	Develop lists of all potential websites to partner with as well as all potential advertisers.

●	Complete development of detailed marketing strategies.

●	Develop sophisticated, detailed online search strategies.

●	Establish an ecommerce ability along with merchant relationships with Paypal and / or credit card companies.

The initial budget for phase one is estimated at $20,000.

The beta site for kidsonlymarket.com has been launched and the fully-functioning website is expected to be completed in the next 3 to 4 months.

Phase II – Marketing

The second phase of the operating plan is expected to be devoted to instituting an aggressive marketing effort, to develop the needed strategic partnerships and gain initial listings of baby / juvenile products.  Mr. Pearlman, the registrant’s president will spearhead this effort.  Due to the nature of the costs involved and the fact that Mr. Pearlman will not be receiving a salary at this time, expenses related to phase two are expected to be less than $10,000. These efforts are expected to begin as soon as the website is fully functioning and expected to last over the course of three to four months.

An important part of phase II will be to monitor the effectiveness of all marketing activities and identify all roadblocks in order to refine the business strategy and direct funding for its most productive activities, as well to lay the basis for a future strategy in additional market areas.

Phase III – Establish Presence in Additional Market Areas

If the registrant is successful in Phase I and II and sales are realized, management may institute phase three of the business plan, which may involve hiring one or more staff to handle increased demands such as site monitoring, data entry, and customer support.  The management team may be broadened and marketing personnel may be hired to access additional sales and distribution channels.  There may be additional demands placed on the company for website development.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended March 31, 2011 are summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011

Revenue	$-	$-
Total Expenses	$3,366	$10,562
Net Loss	$3,366	$10,563

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended March 31, 2011 are outlined in the table below:

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011

Consulting	$-	$-
Professional Fees	$3,348	$9,972
Other General & Administrative	$18	$590

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $15,172 from inception on April 9, 2010 through the period ended March 31, 2011.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities

We closed an issue of 3,000,000 shares of common stock on June 1, 2010 to our sole officer and director, Paul Pearlman, at a price of $0.005 per share.  The total proceeds received from this offering were $15,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,900,000 shares of our common stock at a price of $0.02 per share to a total of twenty eight (28) purchasers on September 30, 2010.  The total amount we received from this offering was $38,000. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).     Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a)    Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on March 25, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2011.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIDS ONLY MARKET INC.

By:           /s/ Paul Pearlman

Paul Pearlman, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: May 11, 2011