Form 10-Q
period 2011-06-30
Kids Only Market, Inc.
filed 2011-08-15
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,900,000 shares of common stock as of August 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kids Only Market Inc. (the “Company”) for the three month period ended June 30, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at June 30, 2011 and September 30, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended June 30, 2011, (ii) for the nine months ended June 30, 2011, and (iii) the cumulative period from inception (April 9, 2010) through June 30, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the nine months ended June 30, 2011, and (ii) the cumulative period from inception (April 9, 2010) through June 30, 2011.

(d)	Notes to Financial Statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Balance Sheet
As at June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	23,130	47,891

TOTAL ASSETS	$23,130	$47,891

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none
Common Stock, par value $0.001;
authorized 65,000,000 shares; issued and outstanding:
4,900,000 shares at September 30, 2010;
4,900,000 shares at June 30, 2011	4,900	4,900
Additional paid-in capital	47,600	47,600
Deficit accumulated in the development stage	(29,370)	(4,609)

Total Stockholders' Equity	23,130	47,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,130	$47,891

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the	For the	from April 9,
	3 months ended	9 months ended	2010 through
	June 30,	June 30,	June 30,
	2011	2011	2011

Revenues	$-	$-	$-

Costs and Expenses

Consulting	500	500	4,000
Professional Fees	1,322	11,294	11,294
Stock Transfer Fee	11,517	11,517	11,517
Other General & Administrative expenses	859	1,450	2,559

Total Expenses	14,198	24,761	29,370

Net Income (Loss)	$(14,198)	$(24,761)	$(29,370)

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
		For the period
		of Inception,
	For the	from April 9,
	9 months ended	2010 through
	June 30,	June 30,
	2011	2011
Cash Flows from operating activities
Net Income (Loss)	$(24,761)	$(29,370)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-
Change in operating assets and liabilities:	-	-
Net Cash provided by (used by)
Operating Activities	(24,761)	(29,370)

Cash flows from Financing Activities
Sale of stock for cash	-	52,500
Net Cash provided by Financing Activities	-	52,500

Net Increase (Decrease) in cash	(24,761)	23,130

Cash at beginning of period	47,891	-

Cash at end of Period	$23,130	$23,130

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending September 30, 2011.

Kids Only Market Inc. was organized under the laws of the State of Nevada on April 9, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company had no material business operations from inception April 9, 2010 to June 30, 2011.  The company formed plans to offer an on-line resource for buyers and sellers of children’s  “hand me down” items.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect:

-	Cash: Level One measurement based on bank reporting.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to June 30, 2011 of ($29,370).   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of ($29,370). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 – INCOME TAXES

No provision was made for federal income tax for the nine months ended June 30, 2011, since the Company had a net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately  $29,000 as of June 30, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

June 30,
2011
Deferred tax asset – net operating loss	$11,600
Less valuation allowance	(11,600)

Net deferred tax asset	$0

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

June 30,
2011
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)%
Changes in valuation allowance	40%
Tax expense at actual rate	-

Income tax expense consisted of the following:

2011
Current tax expense:
Federal	$-
State	800
Total current	$800

Deferred tax credit:
Federal	$9,860
State	1,740
Total deferred	$11,600
Less: valuation allowance	(11,600)
Net deferred tax credit	-

Tax expense	$800

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended June 30, 2011.

NOTE 5 – CAPITAL STOCK

There were no shares issued in the nine months ended June 30, 2011.

As of June 30, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of June 30, 2011, 65,000,000 par value $0.001 shares of common stock were authorized, of which 4,900,000 shares were issued and outstanding.

NOTE 6 – LITIGATION

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

The beta site for kidsonlymarket.com has been launched and the fully-functioning website is expected to be completed in the next 2 months.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and nine months ended June 30, 2011 are summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011

Revenue	$-	$-
Total Expenses	$14,198	$24,761
Net Loss	$14,198	$24,761

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended June 30, 2011 are outlined in the table below:

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011

Consulting	$500	$500
Professional Fees	$1,322	$11,294
Stock Transfer Fees	$11,517	$11,517
Other General & Administrative	$859	$1,450

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $29,370 from inception on April 9, 2010 through the period ended June 30, 2011.  These operating expenses were composed of consulting expenses, professional fees, stock transfer fees, and other general and administrative expenses.

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

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on March 25, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2011.

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

Date: August 15, 2011