Form 10-K
period 2011-09-30
Kids Only Market, Inc.
filed 2011-12-27
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-171486

KIDS ONLY MARKET INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304, 1020 14TH Ave, SW
Calgary, Alberta, Canada	T2R 0N9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 403-850-8227

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $98,000 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in September, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,900,000 shares of common stock as of December 27, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our website;

●	risks related to the large number of established and well-financed entities that we are competing with;

●	risks related to the failure to successfully manage or achieve growth of our business; and

●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our",”Kids Only Market” and "Kids Only" mean Kids Only Market Inc., unless the context clearly requires otherwise.

ITEM 1.     BUSINESS

General

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

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

Competiton

Traditional Channels.  There are several well-established non-Internet related mechanisms for recycling / re-using hand-me-downs.

●	Directly giving to family and friends.

●	Local sales efforts such as garage sales, swap meets, clothes drives, and other.

●	Classified advertising – in local media to advertise more valuable items.

●
Giving to thrift shops.  In the United States, major national thrift shop operators include Goodwill Industries, Salvation Army, St. Vincent de Paul, and ReStore, see Habitat for Humanity International.  Examples of regional operators include Deseret Industries and those run by the Bethesda Lutheran Home in the Upper Midwest. Many local charitable organizations, both religious and secular, operate thrift shops. Common among these are missions, children's homes and homeless shelters, and animal shelters.  In addition, some charity shops are operated by churches, and are fundraising venues that support activities including in some cases, missionary activities in other countries.

New Internet Offerings.  There is beginning to emerge a variety of web-based organizations that are involved in collecting and re-distributing used goods / hand-me-downs online, including:

●	Online classified advertising sites, such as eBay and Yahoo classifieds.

●	“Free” sites, such as Craigslist, Kijii, and Oodle.

●	New community-based (online) groups such as baby2baby.org, freecycle.org, and freesharing.org.

●	A number of product oriented sites, such as shopzilla.com, amazon.com, shopperschoice.com, pronto.com, and babiesrus.ca.

●	Online extensions of local charities (information-based, site locations, etc.).

●	New sites dedicated to aggregating and selling used baby items, including handmedowns.com, and babyloot.com.

There are also a number of significant, baby-oriented websites, including:

●
There are a large number of new (branded) product manufacturing companies that have a very active web presence. Many are beginning to aggressively advertise their brands throughout the entire sector as well. There are any number of these (i.e. Fisher Price, Gymboree, Janie and Jack, Hanna Andersson, The Children’s Place Etsy, Kohls, Lands End just to name a few).

●	New online baby product portals (baby-place.com, allmodernbaby.com). Only new items are offered on these websites.

●
Content-oriented / information-based baby websites that distribute a range of information to parents and actively offering advertising opportunities. These include sites such as myparentingsource.com, babiesonline.com, parentingforums.org, and others. No sites were found that offer used baby items.

Compliance with Government Regulation

In general, all existing laws that apply to traditional commerce apply equally in an electronic environment. For example, laws related to business incorporation, business name registration, taxation, consumer protection, deceptive advertising, importing/exporting, product safety, product standards, criminal code, inter-provincial trade treaties, intellectual property and liability, all apply.
Companies must comply with the law of any jurisdiction where it is considered to be carrying on business.

Some electronic commerce activities are regulated by the Federal Trade Commission. These activities include the use of commercial e-mails, online advertising and consumer privacy. The Federal Trade Commission regulates all forms of advertising, including online advertising, and states that advertising must be truthful and non-deceptive. Safeguards will be put in place to protect consumers’ rights and privacy on our website.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.   RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on March 25, 2011.

ITEM 2.     PROPERTIES.

Executive Offices

Our executive offices are located at 304, 1020 14th Ave, SW, Calgary, Alberta T2R 0N9, Canada. Mr. Paul Pearlman, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “KMOK.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since June 14, 2011. There have been no trades in our shares of common stock since June 14, 2011.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of December 27, 2011, there were 29 registered stockholders holding 4,900,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended September 30, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

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

The beta site for kidsonlymarket.com has been launched and the fully-functioning website is expected to be completed in the next month or two.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$20,000 in connection with our development of our website and marketing efforts;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $30,000 to proceed with our plan of operation over the next twelve months. As we had cash in the amount of $20,683 and a working capital in the amount of $20,683 as of September 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended September 30, 2011 which are included herein.

Our operating results for the year ended September 30, 2011 and the period ended September 30, 2010 are summarized as follows:

	Year Ended September 30,	Period Ended September 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	27,208	4,609
Net Loss	$27,208	$4,609

Our operating results for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
	September 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	2,447	2,518
Net Loss	$2,447	$2,518

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete and able to accept listings.

Expenses

Our expenses for the year ended September 30, 2011 and the period ended September 30, 2010 are outlined in the table below:

	Year Ended September 30,	Period Ended September 30,
	2011	2010

Professional Fees & Consulting	$10,323	$3,500
Other Selling General & Administrative	16,885	1,109
Total Expenses	$27,208	4,609

Our expenses for the three months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	September 30,
	2011	2010

Professional Fees & Consulting	$2,029	$1,500
Other Selling General & Administrative	418	1,018
Total Expenses	$2,447	2,518

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Other Selling General & Administrative

The increase in our Selling General & Administrative Expenses between September 30, 2010 and September 30, 2011 is associated with the development of the Kids Only website and becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	September 30, 2011	September 30, 2010	Increase / (Decrease)

Current Assets	$20,683	$47,891	(56%)
Current Liabilities	$-	$-	N/A
Working Capital	$20,683	$47,891	(56%)

Cash Flows

	Year Ended	Period Ended	Percentage
	September 30, 2011	September 30, 2010	Increase / (Decrease)
Cash used in Operating Activities	$37,208	$4,609	807%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$-	$52,500	(100%)
Net Increase (Decrease) in Cash	$(27,208)	$47,891	N/A

We anticipate that we will incur approximately $30,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $27,208 during the year ended September 30, 2011 and $4,609 during the period ended September 30, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended September 30, 2011 and the period ended September 30, 2010.

Cash from Financing Activities

We generated no cash from financing activities during the year ended September 30, 2011 compared to $52,500 generated from financing activities during the period ended September 30, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2011, our company has accumulated losses of $31,817 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Paul Pearlman has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Kids Only Market Inc.
Calgary, Alberta, Canada

I have audited the accompanying balance sheet of Kids Only Market Inc. as of September 30, 2011 and 2010 and the related statements of operations, shareholders’ deficit and cash flows for the year and period then ended, and for the period since inception, April 9, 2010, to September 30, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kids Only Market Inc. as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the year and period then ended, and the period from inception, April 9, 2010 to September 30, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 2 to the financial statements, the Company has no revenue and incurred a loss in its initial year.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy
John Kinross-Kennedy
Certified Public Accountant
Irvine, California
December 21, 2011

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Balance Sheet
As at September 30,

	2011	2010

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$20,683	$47,891

TOTAL ASSETS	$20,683	$47,891

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding:
4,900,000 shares at September 30, 2011,
4,900,000 shares at September 30, 2010.	4,900	4,900
Additional paid-in capital	47,600	47,600
Deficit accumulated in the development stage	(31,817)	(4,609)

Total Stockholders' Equity	20,683	47,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,683	$47,891

The accompanying notes are an integral part of these financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statement of Operations

					For the period
					of Inception,
	For the		For the	For the	from April 9,
	Three Months Ended		Year Ended	Period Ended	2010 through
	September 30,		September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Professional fee	2,029	-	9,823	-	9,823
Consulting	-	1,500	500	3,500	4,000
Other administrative expenses	418	1,018	16,885	1,109	17,994

Total Expenses	2,447	2,518	27,208	4,609	31,817

Net Income (Loss)	(2,447)	$(2,518)	$(27,208)	$(4,609)	$(31,817)

The accompanying notes are an integral part of these financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			of Inception,
	For the	For the	from April 9,
	Year Ended	Period Ended	2010 through
	September 30,	September 30,	September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(27,208)	$(4,609)	$(31,817)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(27,208)	(4,609)	(31,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	52,500	52,500
Net Cash provided by Investing Activities	-	52,500	52,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash provided by Financing Activities	-	-	-

NET INCREASE IN CASH	(27,208)	47,891	20,683

CASH AT BEGINNING OF PERIOD	47,891	-	-

CASH AT END OF PERIOD	20,683	$47,891	$20,683

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KIDS BOOKWRITER, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, April 9, 2010 to September 30, 2011

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, April 9, 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.01 per share June 1, 2010	3,000,000	$3,000	$12,000		$15,000
Stock issued for cash @ $0.02 per share September 30, 2010	1,900,000	$1,900	$35,600		$37,500
Net loss for the period				(4,609)	(4,609)

Balances at September 30, 2010	4,900,000	$4,900	$47,600	$(4,609)	$47,891

Net loss for the year				(27,208)	(27,208)

Balances at September 30, 2011	4,900,000	$4,900	$47,600	$(31,817)	$20,683

The accompanying notes are an integral part of these financial statements.

KIDS ONLY MARKET, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Year Ended September 30, 2011

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

Kids Only Market Inc. was organized under the laws of the State of Nevada on April 9, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock

Current Business of the Company

The Company had no material business operations from inception April 9, 2010 to September 30, 2011.  The company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2011, reflect:

-	Cash: Level One measurement based on bank reporting.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carry forwards.  As of September 30, 2011 the Company had a federal operating loss carryforward of approximately $21,000 ($5,000 in 2010) that can be used to offset future taxable income.  The carryforwards will begin to expire in 2014 unless utilized in earlier years.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at September 30, 2011 and 2010 as follows:

	September 30, 2011	September 30 2010

Deferred tax asset, beginning	$1,800		$0
Provision of current year’s operating loss	5,800		1,800
Deferred tax asset, ending	$7,600		$1,800

Valuation allowance, beginning	$(1,800)	$	(0)
Current year’s loss provision	(5,800)		(1,800)
Deferred tax asset, net	$0		$0

	$-		$-

Tax at statutory rate - Federal	34%		34%

Changes in valuation allowance	34%		34%

Tax expense	$-		$-

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an accumulated operating loss since inception of $31,817.   The Company had a positive cash flow of $47,891, from the sale of stock.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of $31,817. The Company’s working capital has been generated from the sale of stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial period ended September 30, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 1, 2010, 3,000,000 shares of common stock were issued to the Company President and CEO,  Paul Pearlman, for consideration of $15,000.

NOTE 6 – CAPITAL STOCK

On June 1, 2010, 3,000,000 shares of common stock were issued for cash at $0.01 per share, realizing $15,000.

On September 30, 2010, 1,900,000 shares of common stock were issued for cash at $0.02 per share, realizing $37,500.

As of September 30, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.  65,000,000 par value $0.001 shares of common stock were authorized, of which 4,900,000 shares were issued and outstanding as at September 30, 2011 and 2010.

NOTE 7 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 8 – SUBSEQUENT EVENTS

Events subsequent to September 30, 2011 have been evaluated through December 21, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at December 27, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Pearlman	President, Chief Executive Officer, Chief Financial Officer, and Director	62	April 9, 2010

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Paul Pearlman is our President, CEO, CFO, Secretary and sole director. Mr. Pearlman completed the Business Management Program at the Southern Alberta Institute of Technology, Calgary, Alberta in 1971. Mr. Pearlman has been self-employed in the retail business for over 30 years. Since 1980 Mr. Pearlman has owned and operated Paulo Investments, Ltd., operating as PACEY’S … real life clothes. Pacey’s is an independent casual clothing retailer with one store in Calgary, Alberta. Many of the lines carried by Pacey’s are exclusive to them.  From 1981 to 1989 Mr. Pearlman was Manager and Co-owner of KRP Investments Ltd. which owned the first Polo Ralph Lauren store in Western Canada. In 1986 the store was expanded to include Ladieswear, and in 1989 the store was sold to Comark Inc.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Paul Pearlman.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.    EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officer;

●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2011; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended September 30, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Paul Pearlman(1) President, Chief Executive Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Paul Pearlman has been our president, chief executive officer and chief financial officer since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended September 30, 2011 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended September 30, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Pearlman. Generally, Mr. Pearlman provides his services on a part-time basis without compensation. Mr. Pearlman has agreed not to charge any management fee during the current period in which we are developing our website.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 27, 2011, there were 4,900,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Paul Pearlman. 304, 1020 14th Ave, SW Calgary, Alberta T2R 0N9	3,000,000	61.22%

Common Stock	Directors and Officers as a group	3,000,000	61.22%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 4,900,000 shares of common stock issued and outstanding as of December 27, 2011.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended September 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2011 and September 30, 2010 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
Audit Fees and Audit Related Fees		$2,500		$2,500
Tax Fees	$		$
All Other Fees	$		$
Total		$2,500		$2,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIDS ONLY MARKET INC.

By	/s/ Paul Pearlman
Paul Pearlman
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	December 27, 2011