Form 10-Q
period 2011-12-31
Kids Only Market, Inc.
filed 2012-02-16
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,900,000 shares of common stock as of February 15, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kids Only Market Inc. (the “Company”) for the three month period ended December 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at December 31, 2011 and September 30, 2011.

(b)	Consolidated Statement of Operations for the three months ended December 31, 2011 and 2010 and for the cumulative period from inception (April 9, 2010) through December 31, 2011.

(c)	Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and for the cumulative period from inception (April 9, 2010) through December 31, 2011.

(d)	Notes to Financial Statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Balance Sheet
As at December 31, 2011

	December 31,	September 30,
	2011	2011

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	18,715	20,683

TOTAL ASSETS	$18,715	$20,683

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 4,900,000 shares	4,900	4,900
Additional paid-in capital	47,600	47,600
Deficit accumulated in the development stage	(33,785)	(31,817)

Total Stockholders' Equity	18,715	20,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,715	$20,683

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statement of Operations

			For the period
			of Inception,
	For the		from April 9,
	three months ended		2010 through
	December 31,		December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Costs and Expenses
Professional fee	1,150	6,625	10,973
Consulting	-	-	4,000
Other General & Administrative expenses	818	572	18,812

Total Expenses	1,968	7,197	33,785

Net Income (Loss)	(1,968)	$(7,197)	$(33,785)

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			of Inception,
	For the		from April 9,
	three months ended		2010 through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(1,968)	$(7,197)	$(33,785)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(1,968)	(7,197)	(33,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock for cash	-	-	52,500

Net Cash (used by) Investing Activities	-	-	52,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash provided by Financing Activities	-	-	-

NET INCREASE IN CASH	(1,968)	(7,197)	18,715

CASH AT BEGINNING OF PERIOD	20,683	47,891	-

CASH AT END OF PERIOD	18,715	$40,694	$18,715

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

KIDS ONLY MARKET, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the three months ended December 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months period ended December 31, 2011 are not necessarily indicative of results for the entire year ending September 30, 2012.

Kids Only Market Inc. was organized under the laws of the State of Nevada on April 9, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company had no material business operations from inception April 9, 2010 to December 31, 2011.  The company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

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

The carrying amounts of the Company’s financial instruments as of December 31, 2011, reflect:

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

The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an  operating loss from inception (April 9, 2010) to December, 2011 of ($33,785).   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of ($33,785). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 – INCOME TAXES

No provision was made for federal income tax for the three months ended December 31, 2011, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $33,785 as of December 31, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

The components of the net deferred tax asset are summarized below:

December 31, 2011
Deferred tax asset – net operating loss	$13,514
Less valuation allowance	(13,514)

Net deferred tax asset	$0

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

December 31 2011,
Tax expense (credit) at statutory rate-federal	34%
State tax expense net of federal tax	6%
Changes in valuation allowance	40%

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial three months ended December 31, 2011.

NOTE 5 – CAPITAL STOCK

There were no shares issued in the three months ended December 31, 2011.

As of December 31, 2011, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of December 31, 2011, 65,000,000 par value $0.001 shares of common stock were authorized, of which 4,900,000 shares were issued and outstanding.

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

The initial budget for phase one is estimated at $30,000.  The beta site for kidsonlymarket.com has been launched. The company has been working out the bugs on the beta site and expects that the fully functioning website will be ready for launch in early spring 2012.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended December 31, 2011 and 2010 are summarized as follows:

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010

Revenue	$-	$-
Total Expenses	$1,968	$11,806
Net Loss	$1,968	$11,806

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2011

Professional Fees	$1,150	$6,625
Consulting	$-	$3,500
Other General & Administrative	$818	$1,681

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $33,785 from inception on April 9, 2010 through the period ended December 31, 2011.  These operating expenses were composed of consulting expenses, professional fees, stock transfer fees, and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending December 31, 2011.

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

Date: February 15, 2012