Form 10-Q
period 2012-03-31
Stevia Agritech Corp.
filed 2012-05-17
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2012

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-171486

STEVIA AGRITECH CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304 1020 14th Ave SW Calgary Alberta	T2R 0N9
(Address of principal executive offices)	(Zip Code)

(403) 850-8227
Registrant’s telephone number, including area code

Kids Only Market Inc
(Former name, former address and former fiscal year, if changed since last report)

604-736-1969

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Ye[ x  ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Common Stock	Outstanding at May 8, 2012
Common Stock, $.001 par value per share	43,500,000 shares

PART I. FINANCIAL INFORMATION

Item 1.                 Financial Statements

The following consolidated interim unaudited financial statements of Stevia Agritech Corp. (formerly “Kids Only Market Inc”) (the “Company”) for the three month period ended March 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at March 31, 2012 and September 30, 2011.

(b)
Consolidated Statement of Operations for (i) the three months ended March 31, 2012, (ii) for the six months ended March 31, 2012, and (iii) the cumulative period from inception (April 9, 2010) through March 31, 2012.

(c)
Consolidated Statements of Cash Flows for (i) the six months ended March 31, 2012, (ii) the six month ending March 31, 2011 and (iii) the cumulative period from inception (April 9, 2010) through March 31, 2012.

(d)	Notes to Financial Statements.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc”) (A Development Stage Company)
Balance Sheet
As at March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	15,583	20,683

TOTAL ASSETS	$15,583	$20,683

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 4,900,000 shares	4,900	4,900
Additional paid-in capital	47,600	47,600
Deficit accumulated in the development stage	(36,917)	(31,817

Total Stockholders' Equity	15,583	20,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,583	$20,683

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc”) (A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					of Inception,
	For the		For the		from April 9,
	3 months ended		6 months ended		2010 through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
Consulting	-	-	-	-	4,000
Professional Fees	2,064	3,348	3,214	9,973	13,037
Other General & Administrative expenses	1,068	18	1,886	590	19,880

Total Expenses	3,132	3,366	5,100	10,563	36,917
				-
Net Income (Loss)	(3,132)	(3,366)	$(5,100)	$(10,563)	$(36,917)

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc”)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the period
			of Inception,
	For the		from April 9,
	6 months ended		2010 through
	March 31,		March 31,
	2012	2011	2012

Cash Flows from operating activities
Net Income (Loss)	$(5,100)	$(10,563)	$(36,917)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by) Operating Activities	(5,100)	(10,563)	(36,917)

Cash flows from Investing Activities
Sale of stock for cash	-	-	52,500
Net Cash provided by Investing Activities	-	-	52,500

Cash flows from Financing Activities
Net Cash provided by Financing Activities	-	-	-

Net Increase (Decrease) in cash	(5,100)	(10,563)	15,583

Cash at beginning of period	20,683	47,891	-

Cash at end of Period	$15,583	$37,328	$15,583

Supplemental cash flow disclosures:
Cash paid for: Interest	$-	$-	$-
Cash paid for: Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012

 NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months period ended March 31, 2012 are not necessarily indicative of results for the entire year ending September 30, 2012.

Kids Only Market Inc. was organized under the laws of the State of Nevada on April 9, 2010. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common voting stock.
Current Business of the Company

The Company had no material business operations from inception April 9, 2010 to March 31, 2012.  The company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of March 31, 2012, reflect:

-	Cash: Level One measurement based on bank reporting.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to March 31, 2012 of ($36,917).   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of ($36,917). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the six months ended March 31, 2012, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $37,000 as of March 31, 2012.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial six months ended March 31, 2012.

NOTE 5 – CAPITAL STOCK

There were no shares issued in the six months ended March 31, 2012.

As of March 31, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of March 31, 2012, 65,000,000 par value $0.001 shares of common stock were authorized, of which 4,900,000 shares were issued and outstanding.

STEVIA AGRITECH CORP.
(formerly “Kids Only Market, Inc).
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 7. – SUBSEQUENT EVENTS

Amendment to Articles of Incorporation

Effective May 7, 2012, the Company amended its Articles of Incorporation to change its name from “Kids Only Market Inc” to “Stevia Agritech Corp.”.

Change in Management

On April 19, 2012 Mr. Pearlman  resigned as President, Chief Executive Officer, Secretary, Treasurer and director. The Board appointed Lester Esquerra Martinez in his place.

Cancellation of Common Stock

On or about April 22, 2012, the former President Paul Perlman  surrendered  in aggregate of 2,000,000 share of the Company’s common stock for cancellation for no further consideration.

Forward Stock Split

On May 7, 2012, the Company approved a resolution to forward split the common shares of the Company on the basis of fifteen new shares for one existing common stock held. As at May 7, 2012, 43,500,000 post-split common shares issued and outstanding.

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

Overview

Stevia Agritech Corp (formerly “Kids Only Market”)  was incorporated in the state of Nevada as a development stage company to create a web-based service,  kidsonlymarket.com.  The service is for buyers and sellers of hand me down items.  These items include essentially anything that children have grown out of and have value. These items a wide variety of baby-related items such as
•	boys’ clothing
•	girls’ clothing
•	maternity clothing,
•	toys,
•	furniture including cribs, rocking chairs, etc., and
•	other items which includes:
➢	strollers
➢	carriages
➢	bikes,
➢	safety products,
➢	books, and
➢	movies, etc.).

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

Our Plan of Operations

Phase I – Initial Launch

•	Design and construct the initial website.

•	Develop lists of all potential websites to partner with as well as all potential advertisers.

•	Complete development of detailed marketing strategies.

•	Develop sophisticated, detailed online search strategies.

•	Establish an ecommerce ability along with merchant relationships with Paypal and / or credit card companies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended March 31, 2012 are summarized as follows:

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Revenue	$-	$-
Total Expenses	$3,132	$5,100
Net Loss	$3,132	$5,100

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended March 31, 2012 are outlined in the table below:

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Consulting	$-	$-
Professional fees	$2,064	$3,214
Other General and Administrative	$1,068	$1,886

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $36,917 from inception on April 9, 2010 through the period ended March 31, 2012.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2012.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Mine Safety Disclosures

Not applicable

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

STEVIA ARGITECH CORP

By:           /s/ Lester Esguerra Martinez

Lester Martinez, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: May 17, 2011