Form 10-Q
period 2012-06-30
Stevia Agritech Corp.
filed 2012-08-14
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

The following consolidated interim unaudited financial statements of Stevia Agritech Corp. (formerly “Kids Only Market Inc”) (the “Company”) for the three month period ended June 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at June 30, 2012 and September 30, 2011.

(b)
Consolidated Statement of Operations for (i) the three  months ended June 30, 2012, (ii) for the nine months ended June 30, 2012, and (iii) the cumulative period from inception (April 9, 2010) through June 30, 2012.

(c)
Consolidated Statements of Cash Flows for (i) the nine months ended June 30, 2012, (ii) the nine month ending June 30, 2011 and (iii) the cumulative period from inception (April 9, 2010) through June 30, 2012.

(d)	Notes to Financial Statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Balance Sheet
As at June 30, 2012 (unaudited) and September 30, 2011

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	-	20,683

TOTAL ASSETS	$-	$20,683

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$1,075	$-
Note Payable	$12,359

	$13,434	$-
STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares; issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares; issued and outstanding: 43,500,000 shares at June 30, 2012; 4,900,000 shares at September 30, 2011;	43,500	4,900
Additional paid-in capital	9,000	47,600
Deficit accumulated in the development stage	(65,934)	(31,817)

Total Stockholders' Equity	(13,434)	20,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$20,683

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORPORATION
Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					of Inception,
					from April 9,
	For the 3 months ended		For the 9 months ended		2010 through
	March 31,		June 30,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Consulting	14,047	500	14,047	500	18,047
Professional Fees	3,400	1,322	6,614	11,294	16,437
Other General & Administrative expenses	11,570	12,376	13,456	12,967	31,450
Total Expenses	29,017	14,198	34,117	24,761	65,934

Net Income (Loss)	(29,017)	$(14,198)	$(34,117)	$(24,761)	$(65,934)

Net Income (Loss) Per Share,
Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding, Basic and Diluted	50,500,000	73,500,000	65,917,582	73,500,000

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the period
			of Inception,
	For the		from April 9,
	9 months ended		2010 through
	June 30,		March 31,
	2012	2011	2012

Cash Flows from operating activities
Net Income (Loss)	$(34,117)	$(24,761)	$(65,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	-	-	-
Accouns Payable	1,075		1,075
Net Cash provided by (used by) Operating Activities	(33,042)	(24,761)	(64,859)

Cash flows from Investing Activities
Sale of stock for cash	-	-	52,500
Net Cash provided by Investing Activities	-	-	52,500

Cash flows from Financing Activities
Proceeds of Note Payable	12,359		12,359
Net Cash provided by Financing Activities	12,359	-	12,359

Net Increase (Decrease) in cash	(20,683)	(24,761)	-

Cash at beginning of period	20,683	47,891	-

Cash at end of Period	$-	$23,130	$-

Supplemental cash flow disclosures:
Cash paid for: Interest	$-	$-	$-
Cash paid For: Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2012
(Unaudited)

 NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended June 30, 2012 are not necessarily indicative of results for the entire year ending September 30, 2012.

The Company was organized as Kids Only Market Inc. under the laws of the State of Nevada on April 9, 2010.  The Company chose September 30 as its year end.  On May 7, 2012 the Company changed its name to Stevia Agritech Corporation.

Current Business of the Company

The Company has had no material business operations from inception April 9, 2010 to June 30, 2012.  The company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

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

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2012
(Unaudited)

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2012, reflect:

-	Notes payable: Level Three measurement.

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

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2012
(Unaudited)

Recent Accounting Pronouncements

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to June 30, 2012 of $(65,934).   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through borrowing and sales of common stock.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of $(65,934). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2012
(Unaudited)

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the nine months ended June 30, 2012, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $66,000 as of June 30, 2012.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

NOTE 4 – CHANGE IN MANAGEMENT

On April 19, 2012 Mr. Paul Perlman resigned as a director and President, CEO, CFO, Chief Accounting Officer, Secretary and Treasurer.  He was replaced in these offices by Mr. Lester Esquerra Martinez, a Phillipine resident.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the initial six months ended March 31, 2012.

NOTE 6 – CAPITAL STOCK

There were no shares issued in the nine months ended June 30, 2012.

On April 22, 2012 the former President, Mr. Paul Perlman, returned his 2,000,000 shares of common stock to Treasury, which were then cancelled.

On May 7, 2012,  the Company effected a fifteen to one forward stock split.

As of June 30, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of June 30, 2012, 65,000,000 par value $0.001 shares of common stock were authorized, of which 43,500,000 shares were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended June 30, 2012 are summarized as follows:

	Three months ended June 30, 2012	Nine months ended June 30, 2012
Revenue	$-	$-
Total Expenses	29,017	34,117
Net Loss	29,017	34,117

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended June 30, 2012 are outlined in the table below:

	Three months ended June 30, 2012	Nine months ended June 30, 2012
Consulting	$14,047	$14,047
Professional Fees	3,400	3,400
Other General & Administrative	11,570	13,456

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $65,934 from inception on April 9, 2010 through the period ended June 30, 2012.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 2.                                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2012.

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

Date: August 13, 2012