Form 10-K
period 2012-09-30
Stevia Agritech Corp.
filed 2012-12-31
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-171486

STEVIA AGRITECH CORP.
 (Exact name of registrant as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304, 1020 14th Ave, SW
Calgary, Alberta, Canada	T2R 0N9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-266-6084

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.000067 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No   ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  43,500,000 shares of common stock as of December 27, 2012.

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

As used in this annual report, the terms "we", "us", "our" mean Stevia Agritech Corp which is also sometimes referred to as the “Company”, unless the context clearly requires otherwise.

ITEM 1.     BUSINESS

General

Stevia Agrietech Corp. (formerly Kids Only Market) was incorporated in the state of Nevada as a development stage company to create a web-based service, kidsonlymarket.com.  The service is for buyers and sellers of hand me down items.  These items include essentially anything that children have grown out of and have value. These items a wide variety of baby-related items such as:
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

On April 22, 2012, our former President and director, Mr. Paul Perlman, surrendered 2,000,000 shares of common stock to treasury which were cancelled. On May 7, 2012, we changed our name to Stevia Agritech Corp. and we effected a fifteen to one forward stock split.

We have been unable to raise additional funds to implement our business plan, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to develop our web-based services, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not entered into agreements. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Competiton

Traditional Channels. There are several well-established non-Internet related mechanisms for recycling / re-using hand-me-downs.
• Directly giving to family and friends.
• Local sales efforts such as garage sales, swap meets, clothes drives, and other.
• Classified advertising – in local media to advertise more valuable items.
• Giving to thrift shops. In the United States, major national thrift shop operators include Goodwill Industries, Salvation Army, St. Vincent de Paul, and ReStore, see Habitat for Humanity International. Examples of regional operators include Deseret Industries and those run by the Bethesda Lutheran Home in the Upper Midwest. Many local charitable organizations, both religious and secular, operate thrift shops. Common among these are missions, children's homes and homeless shelters, and animal shelters. In addition, some charity shops are operated by churches, and are fundraising venues that support activities including in some cases, missionary activities in other countries.

New Internet Offerings. There is beginning to emerge a variety of web-based organizations that are involved in collecting and re-distributing used goods / hand-me-downs online, including:

• Online classified advertising sites, such as eBay and Yahoo classifieds.
• “Free” sites, such as Craigslist, Kijii, and Oodle.
• New community-based (online) groups such as baby2baby.org, freecycle.org, and freesharing.org
• A number of product oriented sites, such as shopzilla.com, amazon.com, shopperschoice.com, pronto.com, and babiesrus.ca.
• Online extensions of local charities (information-based, site locations, etc.).
• New sites dedicated to aggregating and selling used baby items, including handmedowns.com, and babyloot.com.

There are also a number of significant, baby-oriented websites, including:

• There are a large number of new (branded) product manufacturing companies that have a very active web presence. Many are beginning to aggressively advertise their brands throughout the entire sector as well. There are any number of these (i.e. Fisher Price, Gymboree, Janie and Jack, Hanna Andersson, The Children’s Place Etsy, Kohls, Lands End just to name a few).

• New online baby product portals (baby-place.com, allmodernbaby.com). Only new items are offered on these websites.
• Content-oriented / information-based baby websites that distribute a range of information to parents and actively offering advertising opportunities. These include sites such as myparentingsource.com, babiesonline.com, parentingforums.org, and others. No sites were found that offer used baby items.

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

ITEM 1B.  UNRESLOVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES.

Executive Offices

Our executive offices are located at 304, 1020 14th Ave, SW, Calgary, Alberta T2R 0N9, Canada. Mr. Paul Pearlman, our former sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.     LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “STVE.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since June 14, 2011. There have been no trades in our shares of common stock since June 14, 2011.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of September 30, 2012, there were 12 registered stockholders holding 43,500,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended September 30, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2012.

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

We require a minimum of approximately $30,000 to proceed with our plan of operation over the next twelve months. As we had cash no cash and a working capital in the amount of $0 as of September 30, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended September 30, 2012 which are included herein.

Our operating results for the year ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Year Ended September 30,	Year Ended September 30,
	2012	2011

Revenue	$-	$-
Operating Expenses	$37,321	$27,208
Net Loss	$37,321	$27,208

Our operating results for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended
	September 30,
	2012	2011

Revenue	$-	$-
Operating Expenses	$3,204	$2,447
Net Loss	$3,204	$2,447

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete and able to accept listings.

Expenses

Our expenses for the year ended September 30, 2012 and the period ended September 30, 2011 are outlined in the table below:

	Year Ended September 30,	Year Ended September 30,
	2012	2011

Professional Fees & Consulting	$21,861	$10,323
Other Selling General & Administrative	15,460	$16,885
Total Expenses	$37,321	$27,208

Our expenses for the three months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended
	September 30,
	2012	2011

Professional Fees & Consulting	$1,200	$2,029
Other Selling General & Administrative	2,004	418
Total Expenses	$3,204	2,447

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

Other Selling General & Administrative

The Selling General & Administrative Expenses for the year September 30, 2012 is associated with the ongoing filing requirements of a reporting issuer

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	September 30, 2012	September 30, 2011	Increase / (Decrease)

Current Assets	$0	$20,683	(100%)
Current Liabilities	$16,638	$-	N/A
Working Capital	$(16,638)	$20,683	(180%)

Cash Flows

	Year Ended	Period Ended	Percentage
	September 30, 2012	September 30, 2011	Increase / (Decrease)
Cash used in Operating Activities	$(37,321)	$(27,208)	37%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$16,638	$-	100%
Net Increase (Decrease) in Cash	$(20,683)	$(27,208)	24%

We anticipate that we will incur approximately $30,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete meet our limited operating budget.

Cash used In Operating Activities

We used cash in operating activities in the amount of $37,321 during the year ended September 30, 2012 and $27,208 during the year ended September 30, 2011. Cash used in operating activities was funded by cash from financing activities.

Cash from Investing Activities

No cash was used or provided in investing activities during the year ended September 30, 2012 and the year ended September 30, 2011.

Cash from Financing Activities

We generated $16,638 from financing activities during the year ended September 30, 2012 compared to no cash generated from financing activities during the year ended September 30, 2011.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2012, our company has accumulated losses of $69,138 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto below beginning on page 14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stevia Agritech Corp. (a development stage company)

We have audited the accompanying balance sheet of Stevia Agritech Corp. (the "Company") as of September 30, 2012, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2012 and for the period from April 9, 2010 (Inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of September 30, 2011 was audited by other auditors, whose report dated December 27, 2011, expressed an unqualified opinion on that financial statement.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and the results of its operations and its cash flows for the year ended September 30, 2012 and for the period from April 9, 2010 (Inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional funds through equity and debt financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
December 31, 2012

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30	September 30,
	2012	2011

CURRENT ASSETS
Cash	$-	$20,683

TOTAL ASSETS	$-	$20,683

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Note payable	$16,638	$-

TOTAL LIABILITIES	16,638	-
STOCKHOLDERS' EQUITY/(DEFICIT)

Preferred stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common stock, par value $0.000067; authorized 65,000,000 shares;
issued and outstanding: 73,500,000 shares at September 30, 2011;
43,500,000 shares at September 30, 2012 (1)	2,900	4,900
Additional paid-in capital	49,600	47,600
Deficit accumulated in the development stage	(69,138)	(31,817)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(16,638)	20,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$20,683

Note(1) : The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statement of Operations

			For the period
			from April 9,
	For the		2010 (Inception)
	years ending		through
	September 30,		September 30,
	2012	2011	2012

Revenues	$-	$-	$-

Expense

Consulting	14,047	500	18,047
Professional fees	7,814	9,823	17,637
Other general & administrative expenses	15,460	16,885	33,454

Total expenses	37,321	27,208	69,138

Loss before income taxes	(37,321)	(27,208)	(69,138)
Provision for income taxes	-	-	-
Net loss	$(37,321)	$(27,208)	$(69,138)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted) (1)	60,184,932	73,500,000

Note(1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

Stevia Agritech Corporation
(Formerly Kids Only Market Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from April 9, 2010 ( Inception) to September 30, 2012

				Accumulated
			Additional	Deficit During
			Paid-in	Development
	Common Shares	Amount	Capital	Stage	Total

Balance at April 9, 2010 ( Inception)	-	$-	$-	$-	$-

Stock issued for cash (1)	73,500,000	4,900	47,600	-	52,500
Net loss	-	-	-	(4,609)	(4,609)

Balance at September 30, 2010	73,500,000	$4,900	$47,600	$(4,609)	$47,891

Net loss	-	-	-	(27,208)	(27,208)

Balance at September 30, 2011	73,500,000	$4,900	$47,600	$(31,817)	$20,683

Stock returned to treasury on April 22, 2012 (1)	(30,000,000)	(2,000)	2,000	-	-

Net loss	-	-	-	(37,321)	(37,321)

Balance at September 30, 2012	43,500,000	$2,900	$49,600	$(69,138)	$(16,638)
Note (1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the period
			from April 9,
	For the		2010 (Inception)
	years ended		through
	September 30,		September 30,
	2012	2011	2012

Operating Activities:
Net loss	$(37,321)	$(27,208)	$(69,138)
Adjustments to reconcile net loss to net cash
used by operating activities	-	-	-
Change in operating assets and liabilities:
Accounts payable	-	-	-
Net cash used in operating activities	(37,321)	(27,208)	(69,138)

Investing Activities:
Sale of stock for cash	-	-	52,500
Net cash provided by investing activities	-	-	52,500

Financing Activities:
Proceeds of note payable	16,638	-	16,638
Net cash provided by financing activities	16,638	-	16,638

Net Decrease in Cash	(20,683)	(27,208)	-
Cash at beginning of period	20,683	47,891	-
Cash at end of period	$-	$20,683	$-
Supplement Disclourse of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The Company was organized as Kids Only Market Inc. under the laws of the State of Nevada on April 9, 2010.  On May 7, 2012, the Company changed its name to Stevia Agritech Corporation.

On April 19, 2012 Mr. Paul Perlman resigned as a director and President, CEO, CFO, Chief Accounting Officer, Secretary and Treasurer.  He was replaced in these offices by Mr. Lester Esquerra Martinez, a Phillipine resident.

Current Business of the Company

The Company has had no material business operations from inception April 9, 2010 to September 30, 2012.  The Company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to September 30, 2012 of $(69,138).   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.
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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of $(69,138). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Cash and Cash Equivalents

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2012 and 2011, respectively.

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

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011, there were no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1: observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: include other inputs that are directly or indirectly observable in the marketplace.
Level 3: unobservable inputs which are supported by little or no market activity.

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2012 and 2011.

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

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) No.2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  The adoption of this ASU will not have a material impact on our financial statements.

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the year ended September 30, 2012, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.
The net operating loss carry-forward for federal and state income tax purposes of approximately $69,138 as of September 30, 2012.
The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)

NOTE 4 – NOTE PAYABLE

A summary of the notes payable activity is as follows:

Balance, September 30, 2011	$-
Additional notes payable issued	16,638
Balance, September 30, 2012	$16,638

On June 30, 2012, we received $12,359 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

On September 30, 2012, we received $4,279 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2011, the total issued share is 73,500,000, which is over than authorized shares because the stock split occurs in 2012 and the issued shares is retroactively restated by 15 to 1 forward stock split.

On April 22, 2012 the former President, Mr. Paul Perlman, returned his 2,000,000 shares of common stock to Treasury, which were then cancelled.

On May 7, 2012, the Company effected a fifteen to one forward stock split.

As of September 30, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of September 30, 2012, 65,000,000 par value $0.000067 shares of common stock were authorized, of which 43,500,000 shares were issued and outstanding.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

On June 30, 2012, we issued a demand promissory note in the amount of $12,359 to Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

On September 30, 2012, we issued another demand promissory note in the amount of $4,279 to Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at December 17, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Lester Martinez	President, Chief Executive Officer, Chief Financial Officer, and Director	41	April 19, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Martinez is currently a Project Manager with Radiowealth Finance in Manila, Philippines, a position he has held since May 2003.  At Radiowealth Finance, Mr. Martinez is responsible for evaluating new clients and planning strategies for future finance projects, making recommendations to management for loan applications and new project loans, and for administrative matters on business management.  Prior to his position with Radiowealth Finance, Mr. Martinez worked in the finance department of Marshall Trading, in Quezon City, Philippines from January 1995 to April 2003, where he was responsible for reviewing microfinance applications for small businesses and making recommendations to management regarding the approval or denial of such applications.  At Marshall Trading, Mr. Martinez was also responsible for all collection matters and small business borrowers.  Mr. Martinez obtained a Bachelor of Arts in Business Administration from the University of the Philippines in 1994.

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

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Paul Pearlman.  The audit committee has not adopted a charter.

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

Code of Ethics

Due to a lack of funding and limited resources, we have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file (Forms 3, 4 and 5).  Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that all reports required by Section 16(a) for transactions in the year ended September 30, 2012, were timely filed.

ITEM 11.    EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

• our principal executive officer;
• our most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2012; and
• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended September 30, 2012 and 2011, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lester Martinez, (1) President, Chief Executive Officer and Chief Financial Officer	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Pearlman (2) Former President, Chief Executive Officer and Chief Financial Officer	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Lester Martinez has been our president, chief executive officer and chief financial officer from April 19, 2012 to the present
(2)	Paul Pearlman was our president, chief executive officer and chief financial officer from inception to April 19, 2012

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

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended September 30, 2012 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2012.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended September 30, 2012.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Martinez. Generally, Mr. Martinez provides his services on a part-time basis without compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 28, 2012, there were 43,500,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Lester Martinez. 985 E Rodriquez SR. Ave Quezon City, Manilla Philippines	0	0%
Common Stock	Directors and Officers as a group	0	0%
Common Stock	Bedford Investments LLC Henville Building Charlestown	15,000,000	34.483%
Common Stock	Brown Brothers Harriman & Co	10,125,000	23.76%
Common Stock	Hare & Co	3,375,000	7.759%

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

(2)	The percentage of class is based on 43,500,000 shares of common stock issued and outstanding as of September 30, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Transfer Agent

We have engaged the services of Island Stock Transfer, Inc., 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 as transfer agent for the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended September 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2012 and September 30, 2011 for professional services rendered by Anton & Chia. LLP, and John Kinross-Kennedy, CPA, respectively for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2012		Period Ended September 30, 2011
Audit Fees and Audit Related Fees		$3,400		$2,500
Tax Fees	$		$
All Other Fees	$		$
Total		$3,400		$2,500

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

The board of directors has considered the nature and amount of fees billed by Anton & Chia , LLP, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia , LLP.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010)
3.3	Amendment to Articles of Incorporation (filed as an exhibit to our Form 8-K, filed on May 10, 2012)
10.1*	Form of Demand Promissory Note
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
 ** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA AGRITECH CORP.

By	/s/ Lester Martinez
Lester Martinez
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Lester Martinez	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer & Director
Lester Martinez	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 31, 2012