Form 10-Q
period 2012-12-31
Stevia Agritech Corp.
filed 2013-02-13
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

333-171486
(Commission File Number)

STEVIA AGRITECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 14th Ave SW Suite 304, Calgary Alberta	T2R 0P1
(Address of principal executive offices)	(Zip Code)

(403) 850-8227
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

43,500,000 shares common shares outstanding as of February 6, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

*
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

The following consolidated interim unaudited financial statements of Stevia Agritech Corp. (formerly “Kids Only Market Inc”) (the “Company”) for the three month period ended December 31, 2012 are included with this Quarterly Report on Form 10-Q:

Pages
(a)	Consolidated Balance Sheets as at December 31, 2012 (Unaudited) and September 30, 2012.	F-1
(b)	Consolidated Statement of Operations for (i) the three months ended December 31, 2012, (ii) for the three months ended June 30, 2011, and (iii) the cumulative period from inception (April 9, 2010) through December 31, 2012. (Unaudited)	F-2
(c)	Consolidated Statements of Cash Flows for (i) the three months ended December 31, 2012, (ii) the three month ending December 31, 2011 and (iii) the cumulative period from inception (April 9, 2010) through December 31, 2012. (Unaudited)	F-3
(d)	Notes to Financial Statements. (Unaudited)	F-4 to F-7

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31	September 30
	2012	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Prepaid Expense	$4,816	$-

TOTAL ASSETS	$4,816	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$8,690	$-
Note Payable	25,254	16,638
Accrued Interest Payable	725	-

TOTAL LIABILITIES	34,669	16,638
STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common stock, par value $0.000067; authorized 65,000,000 shares;
issued and outstanding: 73,500,000 shares at September 30, 2011;
43,500,000 shares at September 30, 2012 (1)	2,900	2,900
Additional paid-in capital	49,600	49,600
Deficit accumulated in the development stage	(82,353)	(69,138)

TOTAL STOCKHOLDERS' DEFICIT	(29,853)	(16,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,816	$-

Note(1) : The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statement of Operations
			For the period
			from April 9,
	For the		2010 (Inception)
	years ending		through
	December 31,		December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Expense
Consulting	-	-	18,047
Professional fees	3,400	1,150	21,037
Other general & administrative expenses	9,090	818	42,544
Total expenses	12,490	1,968	81,628
Interest Expense	725	-	725
Loss before income taxes	(13,215)	(1,968)	(82,353)
Provision for income taxes	-	-	-
Net loss	$(13,215)	$(1,968)	$(82,353)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted) (1)	60,184,932	73,500,000

Note(1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.
The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from April 9,
	For the		2010 (Inception)
	three months ended		through
	December 31,		December 31,
	2012	2011	2012
Operating Activities:
Net loss	$(13,215)	$(1,968)	$(82,353)
Change in operating assets and liabilities:
Accrued interest payable	725	-	725
Prepaid Expense	(4,816)	-	(4,816)
Accounts payable	8,690	-	8,690
Net cash used in operating activities	(8,616)	(1,968)	(77,754)

Financing Activities:
Proceeds of note payable	8,616	-	25,254
Sale of stock for cash	-	-	52,500
Net cash provided by financing activities	8,616	-	77,754

Net Decrease in Cash	-	(1,968)	-
Cash at beginning of period	-	20,683	-
Cash at end of period	$-	$18,715	$-

Supplemental Disclourse of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

The Company was organized as Kids Only Market Inc. under the laws of the State of Nevada on April 9, 2010.  The Company chose September 30 as its year end.  On May 7, 2012 the Company changed its name to Stevia Agritech Corporation.

Current Business of the Company

The Company has had no material business operations from inception April 9, 2010 to December 31, 2012.  The company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or for any other period.  Amounts related to disclosures of December 31, 2012, balances within those interim financial statements were derived from the audited 2012 consolidated financial statements and notes thereto filed on Form 10-K on December 31, 2012.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of 82,353. The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2012 and September 30, 2012, there were no outstanding dilutive securities.

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

The Company generated deferred tax assets through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

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

The FASB issued Accounting Standards Update (ASU) No.2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  The adoption of this ASU do not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to December 31, 2012 of $82,353.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the three months ended December 31, 2012, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $82,353 as of December 31, 2012.

	December 31, 2012	September 30, 2012
	(Unaudited)
Current Tax Provision:
Federal and state
Taxable income	$-	$
Total current tax provision	$-		$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(82,353)		$(69,138)
Change in valuation allowance	82,353		69,138
Total deferred tax provision	$-		$-

Deferred tax assets at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	September 30, 2012
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$82,353	$69,138

Valuation allowance	(82,353)	(69,138)

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

NOTE 4 – NOTE PAYABLE

A summary of the notes payable activity is as follows:

Balance, September 30, 2012	$16,638
Additional notes payable issued	8,616
Balance, December 31, 2012	$25,254

On June 30, 2012, we received $12,359 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

On September 30, 2012, we received $4,279 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

On December 31, 2012, we received $8,616 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

NOTE 5 – CAPITAL STOCK

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

As of December 31, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of December 31, 65,000,000 par value $0.001 shares of common stock were authorized, of which 43,500,000 shares were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended December 31, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Revenue	$-	$-
Total Expenses	$12,490	$1,968
Interest Expense	$725	$-
Net Loss	$13,215	$1,968

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three ended December 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Consulting	$-	$-
Professional Fees	$3,400	$1,150
Other General & Administrative	$9,090	$818

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $81,628 from inception on April 9, 2010 through the period ended December 31, 2012.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions; and

ii)
We did not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking action and implementing enhancements or improvements to such internal controls and procedures, as necessary and as funds allow.

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

 Item 4(t).Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1(a). Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on March 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

STEVIA ARGITECH CORP.

Date: February 12, 2013	By:	/s/ Lester Esguerra Martinez
	Name:	Lester Martinez
	Title:	President, Chief Executive Officer and Chief Financial Officer Director