Form 10-Q
period 2013-03-31
Stevia Agritech Corp.
filed 2013-05-15
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

43,500,000 shares common shares outstanding as of April 29, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

The following consolidated interim unaudited financial statements of Stevia Agritech Corp. (formerly “Kids Only Market Inc”) (the “Company”) for the six month period ended March 31, 2013 are included with this Quarterly Report on Form 10-Q:

Page No.
(a)	Consolidated Balance Sheets as at March 31, 2013 (Unaudited) and September 30, 2012.	F-1

(b)	Consolidated Statement of Operations for (i) the three months ended March 31, 2013, (ii) for the six months ended March 31, 2013, and (iii) the cumulative period from inception (April 9, 2010) through March 31, 2013. (Unaudited)	F-2

(c)	Consolidated Statements of Cash Flows for (i) the six months ended March 31, 2013, (ii) the six month ending March 31, 2012 and (iii) the cumulative period from inception (April 9, 2010) through March 31, 2013. (Unaudited)	F-3

(d)	Notes to Financial Statements. (Unaudited)	F-4 to F-8

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Balance Sheets

	March 31 2013 (Unaudited)	September 30 2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	3,211	-

TOTAL ASSETS	$3,211	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$14,058	$-
Accrued interest payable	1,404
Note payable	28,395	16,638

TOTAL LIABILITIES	43,857	16,638

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none.	-	-
Common stock, par value $0.000067; authorized 65,000,000 shares;
issued and outstanding: 43,500,000 shares at March 31, 2013;
and September 30, 2012 (1)	2,900	2,900
Additional paid-in capital	49,600	49,600
Deficit accumulated in the development stage	(93,146)	(69,138)

TOTAL STOCKHOLDERS' DEFICIT	(40,646)	(16,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,211	$-

Note(1) : The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statement of Operations (Unaudited)

					For the period
					from April 9,
	For the		For the		2010 (Inception)
	3 months ended		6 months ended		through
	March 31		March 31		March 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Expense

Consulting fees	-	-	-	-	18,047
Interest expense	679	-	1,404	-	1,404
Professional fees	1,905	2,064	5,305	3,214	22,942
Other general & administrative expenses	8,209	1,068	17,299	1,886	50,753

Total expenses	10,794	3,132	24,008	5,100	93,146

Loss before income taxes	(10,794)	(3,132)	(24,008)	(5,100)	(93,146)
Provision for income taxes	-	-	-	-	-
Net loss	$(10,794)	$(3,132)	$(24,008)	$(5,100)	$(93,146)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average common shares (basic and diluted) (1)	60,184,932	73,500,000	60,184,932	73,500,000

Note(1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market, Inc.)
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			For the period
			from April 9,
	For the		2010 (Inception)
	six months ended		through
	March 31,		March 31,
	2013	2012	2012

Operating Activities:
Net loss	$(24,008)	$(5,100)	$(93,146)
Adjustments to reconcile net loss to net cash used IN operating activities
Change in operating assets and liabilities:
Accrued interest payable	1,404		1,404
Prepaid expense	(3,211)		(3,211)
Accounts payable	14,058	-	14,058
Net cash used in operating activities	(11,757)	(5,100)	(80,895)

Investing Activities:
Proceeds from issuance of common stock	-	-	52,500
Net cash provided by investing activities	-	-	52,500

Financing Activities:
Proceeds of note payable	11,757	-	28,395
Net cash provided by financing activities	11,757	-	28,395

Net Decrease in Cash	-	(5,100)	-
Cash at beginning of period	-	20,683	-
Cash at end of period	$-	$15,583	$-

Supplemental Disclourse of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2013
(Unaudited)

 NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended March 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the Six months period ended March 31, 2013 are not necessarily indicative of results for the entire year ending September 30, 2013.

The Company was organized as Kids Only Market Inc. under the laws of the State of Nevada on April 9, 2010.  The Company chose September 30 as its year end.  On May 7, 2012 the Company changed its name to Stevia Agritech Corporation.

Current Business of the Company

The Company has had no material business operations from inception April 9, 2010 to March 31, 2013.  The Company formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted September 30 as the fiscal year-end.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company does not have any cash equivalents as of March 31, 2013 and September 30,2012.

STEVIA AGRITECH CORPORATION (Formerly Kids Only Market Inc.) NOTES TO FINANCIAL STATEMENTS For the Six Months Ended March 31, 2013 (Unaudited)

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

-
The company's financial instruments consist of cash, prepaid expense, accounts payable, accrued interest payable and notes payable. The estimated fair value of prepaid expense, accounts payable, accrued interest payable and notes payable approximate their carrying amounts due to the short term nature of these intruments.

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

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2013
(Unaudited)
Recent Accounting Pronouncements

Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our  financial statements.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2013
(Unaudited)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our  financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss from inception (April 9, 2010) to March 31, 2013 of $93,146.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010.  Since inception, the Company has incurred an operating loss of $(93,146). The Company’s working capital has been generated from solicitation of subscriptions for stock.  Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2013
(Unaudited)

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the six months ended March 31, 2013, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $93,146 as of March 31, 2013.

	March 31, 2013
	(Unaudited)	September 30, 2012
Current Tax Provision:
Federal and state
Taxable income	$-	$
Total current tax provision	$-		$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(93,146)		$(69,138)
Change in valuation allowance	93,146		69,138
Total deferred tax provision	$-		$-

Deferred tax assets at March 31, 2013 and  September 30, 2012 consisted of the following:

	March 31,2013	September 30, 2012
Deferred tax assets:	(Unaudited)
Net operating loss carryforwards	$93,146	$69,138

Valuation allowance	(93,146)	(69,138)

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

STEVIA AGRITECH CORPORATION
(Formerly Kids Only Market Inc.)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2013
(Unaudited)

NOTE 4 – NOTE PAYABLE

A summary of the notes payable activity is as follows:

Balance, September 30, 2012	$16,638
Additional notes payable issued	11,757
Balance, March 31, 2013	$28,395

On June 30, 2012, we received $12,359 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is to on demand of the note holder.

On September 30, 2012, we received $4,279 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

On December 31, 2012, we received $8,616 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

On January 31, 2013, we received $2,491from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

On March 22, 2013, we received $650 from Coach Capital, LLC. This note had an interest rate of 10% per annum, was unsecured and is on demand of the note holder.

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

As of March 31, 2013, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of March 31, 2013, 65,000,000 par value $0.000067 shares of common stock were authorized, of which 43,500,000 shares were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the six months ended March 31, 2013 and 2012 are summarized as follows:

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012
Revenue	$-	$-
Total Expenses	$22,604	$5,100
Interest Expense	$1,404	$-
Net Loss	$24,008	$5,100

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the six months ended March  31, 2013 and 2012 are outlined in the table below:

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012
Consulting	$-	$-
Professional Fees	$5,305	$3,214
Other General Administrative	$17,299	$1,886

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $93,146 from inception on April 9, 2010 through the period ended March 31 2013.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Mine Safety Disclosures

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVIA ARGITECH CORP.

Date: May 15, 2013	By:	/s/ Lester Esguerra Martinez
	Name	Lester Martinez
	Title	President, Chief Executive Officer and Chief Financial Officer Director