Form 10-Q
period 2013-06-30
RIGHTSCORP, INC.
filed 2013-08-13
CIK 1506270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

333-171486
COMMISSION FILE NUMBER

RIGHTSCORP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304 1020 14th Ave SW, Calgary Alberta	T2R 0N9
(Address of principal executive offices)	(Zip Code)

(855) 266-6084
Registrant’s telephone number, including area code

Stevia Agritech Corp.
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

Yes	[ x ]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ x ]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ x ]	No	[ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Common Stock	Outstanding at July 17, 2013
Common Stock, $.001 par value per share	43,500,000 shares

RIGHTSCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

The following interim unaudited financial statements of Rightscorp, Inc. (formerly “Stevia Agritech Corp.”) (the “Company”) for the three month period ended June 30, 2013 are included with this Quarterly Report on Form 10-Q:

Page
(a)	Condensed Balance Sheets as at June 30, 2013 (Unaudited) and September 30, 2012.	F-1

(b)
Condensed Statement of Operations for (i) the three months ended June 30, 2013, (ii) for the nine months ended  June 30, 2013 and 2012, and (iii) the cumulative period from inception (April 9, 2010) through June 30, 2013. (Unaudited)
F-2

(c)	Condensed Statements of Cash Flows for (i) the nine months ended June 30, 2013 and 2012, and (ii) the cumulative period from inception (April 9, 2010) through June 30, 2013. (Unaudited)	F-3

(d)	Notes to Financial Statements. (Unaudited)	F-4 to F-8

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
(A Development Stage Company)
Condensed Balance Sheets

	June 30,
	2013 (unaudited)	September 30, 2012
ASSETS
CURRENT ASSETS
Promissory note receivable	$200,000	$-

TOTAL ASSETS	$200,000	$-

LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
LIABILITIES
Accrued interest payable	$2,119	$-
Note payable	47,160	16,638

TOTAL LIABILITIES	49,279	16,638
STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common stock, par value $0.000067; authorized 65,000,000 shares;
issued and outstanding: 43,500,000 shares at June 30, 2013;
and September 30, 2012 (1)	2,900	2,900
Additional paid-in capital	49,600	49,600
Common stock subscribed	200,000	-
Deficit accumulated in the development stage	(101,779)	(69,138)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	150,721	(16,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$200,000	$-

Note(1) : The common stock issued has been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split and therefore the par value of common stock is adjusted from $0.001 to $0.000067.

The accompanying notes are an integral part of these condensed financial statements.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period
					from April 9,
	For the		For the		2010 (Inception)
	Three Months Ended		Nine Months Ended		through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Expense

Consulting	-	14,047	-	14,047	18,047
Interest Expense	715	-	2,119	-	2,119
Professional fees	3,511	3,400	8,816	6,614	26,453
Other general & administrative expenses	4,407	11,570	21,706	13,456	55,160

Total expenses	8,633	29,017	32,641	34,117	101,779

Loss before income taxes	(8,633)	(29,017)	(32,641)	(34,117)	(101,779)
Provision for income taxes	-	-	-	-	-
Net loss	$(8,633)	$(29,017)	$(32,641)	$(34,117)	$(101,779)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted) (1)	43,500,000	50,423,077	43,500,000	65,779,412

Note (1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these condensed financial statements.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period
			from April 9,
	For the		2010 (Inception)
	Nine months ended		through
	June 30,		June 30,
	2013	2012	2013

Operating Activities:
Net loss	$(32,641)	$(34,117)	$(101,779)
Change in operating assets and liabilities:
Accrued Interest Payable	2,119	-	2,119
Changes in Accounts payable	-	1,075	-
Net cash used in operating activities	(30,522)	(33,042)	(99,660)

Investing Activities:
Sale of stock for cash	-	-	52,500
Net cash provided by investing activities	-	-	52,500

Financing Activities:
Proceeds of note payable	30,522	12,359	47,160
Net cash provided by financing activities	30,522	12,359	47,160

Net Decrease in Cash	-	(20,683)	-

Cash at beginning of period	-	20,683	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing transactions:
Promissory note for common stock subscribed	$200,000	$-	$200,000

The accompanying notes are an integral part of these condensed financial statements.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2013
(Unaudited)

NOTE 1.  NATURE OF BUSINESS

The Company was organized as Kids Only Market Inc. under the laws of the State of Nevada on April 9, 2010.  The Company chose September 30 as its year end.  On May 7, 2012 the Company changed its name to Stevia Agritech Corporation.

The Company has had no material business operations from April 9, 2010 (inception) to June 30, 2013.  The Company initially formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items.

The Company entered into a binding letter of intent with Rightscorp, Inc., effective June 18, 2013 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company, Rightscorp and a wholly-owned subsidiary of the Company (“Merger Sub”), whereby Merger Sub will be merged with and into Rightscorp in exchange for the issuance to the stockholders of Rightscorp of approximately 52,500,000 shares of common stock of the Company (the “Merger”). Rightscorp has certain products and intellectual property rights relating to policing copyright infringement on the Internet.

In accordance with the LOI, subject to satisfactory completion of due diligence and approval by the stockholders of Rightscorp, the terms and conditions of the Merger shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties.  The closing of the Merger is expected to occur within thirty (30) days from the date on which Rightscorp completes the audit of its financial statements as required to be filed by the Company and approval by Rightscorp’s stockholder and debt holders of the Merger (the “Closing”). Immediately after the Closing, Rightscorp will become a wholly-owned subsidiary of the Company.

As part of the Merger, the Company shall issue to the stockholders of Rightscorp approximately 52,500,000 shares of capital stock of the Company which will represent approximately 70% ownership interest in the Company’s issued and outstanding capital stock at the Closing.  After the Closing, the Company will be managed by Rightscorp’s current management and board of directors or such other members of management and/or the board of directors as Rightscorp shall designate, and the Company shall have no more than 79,100,000 shares of common stock issued and outstanding (on an as-converted basis) after completion of the full $2,050,000 financing provided under the Financing Agreement (defined below), excluding any shares of common stock issuable under outstanding warrants and options.

On June 18, 2013, Stevia Agritech Corp., issued a promissory note (the “Note”) in accordance with a letter of intent (LOI), the Company agreed to advance $200,000 in immediately available funds to Rightscorp (the “LOI Advance”) pursuant to the terms of a promissory note (the “Note”).  On June 18, 2013, Rightscorp issued the Note to the Company.  In the event the Closing does not occur, the principal amount of the LOI Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Rightscorp of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Rightscorp. If the Closing occurs, the Note shall be cancelled as an intercompany loan.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2013
(Unaudited)

On June 18, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its affiliates: (i) $200,000 of common stock of the Company at a price of $0.50 per share; and (ii) an additional $1,650,000 of common stock of the Company at a price of $0.50 per share in monthly increments of at least $150,000 over the 14 months following the Closing. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of eighteen (18) months.

On June 18, 2013, the Company also issued a letter of direction to Hartford Equity Inc. to forward $200,000 under the Financing Agreement  directly to Rightscorp, Inc.

Development Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 9, 2010. The Company’s working capital has been generated from solicitation of subscriptions for common stock and proceeds from a note payable.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed financial statements have been prepared using the basis of accounting generally accepted in the United States of America. The interim condensed financial statements as of and for the nine months ended June 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the audited Company’s financial statements and notes thereto included in the Company’s fiscal year end September 30, 2012 report. The Company assumes that the users of the condensed interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended June 30, 2013 are not necessarily indicative of results for the entire year ending September 30, 2013.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2013
(Unaudited)

Use of Estimates

The preparation of the interim condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10, “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

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

The Company’s financial instruments comprise the promissory note receivable and the note payable, in which the carrying value approximates fair value due to their current maturities.

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

The Company generated a deferred tax asset through net operating loss carry-forward.  However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.
Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2013
(Unaudited)

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Going Concern

The Company’s interim condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had a cumulative net loss from inception (April 9, 2010) to June 30, 2013 of $101,779.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable.  If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

NOTE 3 - INCOME TAXES

No provision was made for federal income taxes for the nine months ended June 30, 2013, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2029. The availability of the Company’s net operating loss carry-forwards is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s common stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was $101,779 as of June 30, 2013.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

RIGHTSCORP, INC.
(Formerly Stevia Agritech Corporation)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2013
(Unaudited)

NOTE 4 – PROMISSORY NOTE RECEIVABLE

On June 18, 2013, Stevia Agritech Corp., issued a promissory note in accordance with the LOI, whereby it advanced $200,000 in immediately available funds to Rightscorp (the “LOI Advance”) pursuant to the terms of a promissory note. This LOI constitutes a binding agreement with regard to the various matters set forth herein and shall become effective on execution of this LOI. The Company understands that time is of the essence with respect to an advance in the amount of $200,000 and hereby agrees to provide such an advance of $200,000, in immediately available funds, upon execution of this LOI and the completion of due diligence of the Company by Rightscorp and its representatives.

NOTE 5 – CAPITAL STOCK

On April 22, 2012 the former President, Mr. Paul Perlman, returned his 2,000,000 shares of common stock to Treasury, which was then cancelled.

On May 7, 2012, the Company effected a fifteen to one forward stock split. All shares and per share information have been retroactively restated to reflect the equivalent number of common shares.

On June 18, 2013, Hartford subscribed to 400,000 units of the Company’s common stock for a purchase price of $0.50 per unit for an aggregate purchase price of $200,000. Each unit comprises of one share and one warrant to purchase shares of common stock of the Company.

NOTE 6 – SUBSEQUENT EVENT

In connection with Stevia Agritech Corp.’s (the “Company”) receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), FINRA announced that effective July 15, 2013, the Company had amended its Articles of Incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.”

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

Overview

Rightscorp, Inc. was incorporated in the state of Nevada, under the name “Kids Only Market Inc.”, as a development stage company to create a web-based service,  kidsonlymarket.com.

Since inception we have worked toward the introduction and development of our website, and evaluation of strategic alternatives.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

On April 22, 2012, our former President and director, Mr. Paul Perlman, surrendered 2,000,000 shares of common stock to treasury which were cancelled. On May 7, 2012, we changed our name to Stevia Agritech Corp. and we effected a fifteen to one forward stock split.  On July 15, 2013, in connection with the transactions contemplated by the LOI (as defined below) we changed our name to Rightscorp, Inc., and on July 18, 2013 we amended our Articles of Incorporation to increase our authorized common stock from 65,000,000 to 250,000,000.

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

We have had preliminary discussions with potential business combination partners, and to that end as disclosed in our Current Report on Form 8-K filed on July 2, 2013, on June 18, 2013 we entered into a binding letter of intent with Rightscorp, Inc., a Delaware corporation (“Rightscorp”), effective June 18, 2013 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company, Rightscorp and a wholly-owned subsidiary of the Company (“Merger Sub”), whereby Merger Sub will be merged with and into Rightscorp in exchange for the issuance to the stockholders of Rightscorp of approximately 52,500,000 shares of common stock of the Company (the “Merger”). Rightscorp has certain products and intellectual property rights relating to policing copyright infringement on the Internet.

In accordance with the LOI, subject to satisfactory completion of due diligence and approval by the stockholders of Rightscorp, the terms and conditions of the Merger shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties.  The closing of the Merger is expected to occur within thirty (30) days from the date on which Rightscorp completes the audit of its financial statements as we are required to file and approval by Rightscorp’s stockholder and debt holders of the Merger (the “Closing”). Immediately after the Closing, Rightscorp will become a wholly-owned subsidiary of the Company.

In addition, in accordance with the LOI, we agreed to advance $200,000 in immediately available funds to Rightscorp (the “LOI Advance”) pursuant to the terms of a promissory note (the “Note”).  On June 18, 2013, Rightscorp issued the Note to us.  In the event the Closing does not occur, the principal amount of the LOI Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Rightscorp of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Rightscorp. If the Closing occurs, the Note shall be cancelled as an intercompany loan.

As part of the Merger, we shall issue to the stockholders of Rightscorp approximately 52,500,000 shares of our capital stock which will represent approximately 70% ownership interest in our issued and outstanding capital stock at the Closing.  After the Closing, we will be managed by Rightscorp’s current management and board of directors or such other members of management and/or the board of directors as Rightscorp shall designate, and we shall have no more than 79,100,000 shares of common stock issued and outstanding (on an as-converted basis) after completion of the full $2,050,000 financing provided under the Financing Agreement (defined below), excluding any shares of common stock issuable under outstanding warrants and options.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the nine months ended June 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2013
Revenue	$-	$-
Total Expenses	$32,641	$34,117
Interest Expense	$2,119	$-
Net Loss	$32,641	$34,117

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the nine months ended June 30, 2013 and 2012 are outlined in the table below:
	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
Consulting	$	$14,047
Professional Fees	$8,816	$6,614
Other General & Administrative	$21,706	$13,456

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $101,779 from inception on April 9, 2010 through the period ended June 30, 2013.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

On June 18, 2013, we issued a promissory note (the “Note”) in accordance with the LOI, we agreed to advance $200,000 in immediately available funds to Rightscorp (the “LOI Advance”) pursuant to the terms of a promissory note (the “Note”).  On June 18, 2013, Rightscorp issued the Note to us.  In the event the Closing does not occur, the principal amount of the LOI Advance together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Rightscorp of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Rightscorp. If the Closing occurs, the Note shall be cancelled as an intercompany loan.

On June 18, 2013, we entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates: (i) $200,000 of our common stock at a price of $0.50 per share; and (ii) an additional $1,650,000 of our common stock at a price of $0.50 per share in monthly increments of at least $150,000 over the 14 months following the Closing. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of our common stock and a warrant to purchase two (2) shares of our common stock with an exercise price of $0.75 per share and a term of eighteen (18) months.

On June 18, 2013, we issued a letter of direction to Hartford Equity Inc. to forward $200,000 under the Financing Agreement directly to Rightscorp, Inc.

We do not have any material unused sources of liquid assets. We currently cannot satisfy our cash requirements for the next three (3) months.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to meet our obligations under the LOI, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Except as contemplated under the terms of the LOI, we do not currently have any material commitments for capital expenditures. We are also not aware of any material trends, favourable or unfavourable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Other than the Financing Agreement noted above and any obligations under the LOI, we do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.            Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)
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

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings

None.

Item 1(a)             Risk Factors

Not applicable.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, we did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2013.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Mine Safety Disclosures

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Binding Letter of Intent by and between the Company and Rightscorp, Inc., a Delaware corporation, dated June 18, 2013
10.2(2)	Promissory Note by and between the Company and Rightscorp, Inc., a Delaware corporation, dated June 18, 2013
10.3(2)	Financing Agreement by and between the Company and Hartford Equity Inc., a Delaware corporation, dated June 18, 2013
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Footnotes to Exhibits Index
(1)	Incorporated by reference to our Form S-1 Registration Statement, filed on December 30, 2010.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on July 2, 2013.
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGHTSCORP, INC.

Date: August 12, 2013	By:	/s/ Lester Esguerra Martinez
	Name	Lester Esguerra Martinez
	Title	President, Chief Executive Officer and Chief Financial Officer Director