Form 10-K
period 2013-09-30
RIGHTSCORP, INC.
filed 2013-12-30
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55097

RIGHTSCORP, INC.

 (Exact name of registrant as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Donald Douglas Loop North Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 751-7510

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,000 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of December 30, 2013, the Company had 69,397,102 shares of its common stock, $0.001 par value per share, outstanding.

PART I

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our products and services;

●	risks related to the large number of established and well-financed entities that we are competing with;

●	risks related to the failure to successfully manage or achieve growth of our business; and

●	other risks and uncertainties related to our business strategy.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM 1. BUSINESS

Explanatory Note

As described below, on October 25, 2013, Rightscorp, Inc., a Nevada corporation (the “Company”) acquired all of the outstanding capital stock of Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Rightscorp Delaware became the business of the Company. At the time of the Reverse Acquisition, the Company was not engaged in any significant active business. The financial statements and management’s discussion and analysis included in this report cover the year ended September 30, 2013 and thus relate to the business of the Company prior to the Reverse Acquisition. Other disclosures in this report, including the business description and risk factors sections, relate to the current operations of the Company, unless otherwise indicated, and thus relate to the business of Rightscorp Delaware as the operating subsidiary of the Company.

Background

Rightscorp, Inc., a Nevada corporation (the “Company”), was incorporated in Nevada on April 9, 2010 under the name “Kids Only Market Inc.”, as a development stage company which planned to create a web-based service, kidsonlymarket.com, for buyers and sellers of hand me down items. On May 7, 2012, the Company changed its name to “Stevia Agritech Corp.” The Company was unable to raise sufficient funds to implement its business plan. Prior to the Reverse Acquisition (discussed below), the Company did not have any active business.

On October 25, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Rightscorp Merger Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware” or “Rightscorp”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into Rightscorp Delaware, such that Rightscorp Delaware became a wholly-owned subsidiary of the Company, (ii) the Company issued (a) 45,347,102 shares (the “Acquisition Shares”), of the Company’s common stock to the shareholders of Rightscorp Delaware representing approximately 65.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the Private Placement, each as defined below), in exchange for all of the issued and outstanding shares of common stock of Rightscorp Delaware, (b) outstanding warrants to purchase 1,831,969 shares of common stock of Rightscorp Delaware were converted into outstanding warrants to purchase 5,312,703 shares of common stock of the Company, and (iv) outstanding convertible notes in the aggregate amount of $233,844 (including outstanding principal and accrued interest thereon) of Rightscorp Delaware were amended to be convertible into shares of common stock of the Company at a conversion price of $0.1276.

In connection with the Merger Agreement and the Financing (defined below), as of the Closing Date the Company issued and sold an aggregate of 950,000 units (the “Private Placement”), for a purchase price of $0.50 per unit, with each unit consisting of one share of common stock and an eighteen month warrant to purchase one share of common stock with an exercise price of $0.75 (the “Private Placement Warrants”).

In connection with the Merger Agreement and the Private Placement, in addition to the foregoing:

(i) Effective on the Closing Date, 21,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii) Effective on the Closing Date, Lester Martinez resigned as officer and director of the Company, and the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Christopher Sabec	Chief Executive Officer, President and Chairman
Robert Steele	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, Director
Brett Johnson	Director

(iii) As previously disclosed, effective July 15, 2013, the Company amended its articles of incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.”

(iv) As previously disclosed, on June 18, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates an aggregate of $2,050,000 of common stock and warrants (the “Financing”). The Private Placement described above will be deemed part of the Financing such that as of the Closing Date the Company has closed on $475,000 of the Financing (which amounts were advanced by the Company to Rightscorp Delaware prior to the Closing Date) and Hartford, directly or through its associates, agreed to purchase an additional $1,575,000 in common stock and warrants from the Company within 14 months from the Closing Date.

Effective on the Closing Date, pursuant to the Merger Agreement, Rightscorp Delaware became a wholly owned subsidiary of the Company. The acquisition of Rightscorp Delaware is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Rightscorp Delaware became the business of the Company. At the time of the Reverse Acquisition, Stevia was not engaged in any significant active business.

References to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Rightscorp Delaware, unless the context otherwise requires, and prior to the effectiveness of the Reverse Acquisition, these terms refer to Rightscorp Delaware. References to “Stevia” refer to the Company and its business prior to the Reverse Acquisition.

Rightscorp Delaware is a Delaware corporation formed on January 20, 2011.

Rightscorp Delaware is a technology company that has a patent-pending, proprietary method for collecting payments from illegal downloaders of copyrighted content via notifications sent to their internet service providers (ISPs).

Rightscorp Delaware’s principal office is located at 3100 Donald Douglas Loop North, Santa Monica, CA 90405. Rightscorp Delaware’s telephone number is (310) 751-7510. Our website address is www.rightscorpinc.com.

Business Summary

Rightscorp Delaware protects copyright holders’ rights by seeking to assure they get paid for their copyrighted intellectual property (“IP”). We offer and sell a service to copyright owners under which copyright owners retain us to identify and collect settlement payments from Internet users who have infringed on their copyrights. After we have received an order from a client, our software monitors the global Peer-to- Peer (P2P) file sharing networks to detect illegally distributed digital media. The technology sends automated notices of the infringing activity to ISPs and the ISP forwards these notices, which contain settlement offers, to their infringing customers. The notice to ISPs and settlement offers identify the date, time, title of copyrighted intellectual property and other specific technology identifiers to confirm the infringement by the ISP’s customer. Infringers who accept our settlement offers then remit payment to us for the copyright infringement and we share the payments with the copyright owners.

We generate revenues by retaining a portion of the settlement payments we receive from copyright infringers. Our customers, the copyright holders, benefit from our service as we share a portion of the settlement with them. This helps them recapture the revenues they lost when their copyrighted material was illegally copied and distributed. We currently represent the holders of more than 1 million copyrights. Current customers include, but are not limited to BMG Rights Management, Round Hill Music, Shapiro/Bernstein and The Orchard These firms represent some of the biggest names in music. Additionally, we are in discussions with some of the largest owners of copyrighted intellectual property. We have successfully obtained settlement payments for tens of thousands of individual cases of copyright infringement. To date, we have closed infringements and received settlement payments from subscribers on more than 50 ISPs including five of the top 10 US ISPs. We believe ISP’s that participate with us and our clients by forwarding notices of infringement achieve compliance with the Digital Millennium Copyright Act (or DMCA), as discussed below. Conversely, we believe that companies that do not participate and do not have a policy for terminating repeat infringers fail to comply with the DMCA, which may result in liability for them.

Dependence on Major Customers

In 2012, our contract with BMG Rights Management accounted for approximately 36% of our sales. For the six months ended June 30, 2013, our contract with BMG Rights Management accounted for approximately 41% of our sales, and our contract with Warner Brothers accounted for 13% of our sales. Our standard contract with customers is for an initial six month term, and renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party.

Legal Framework

The challenge for copyright owners is that the legal framework now in place requires the copyright owner, in order to protect its rights, to monitor and notice each individual act of infringement and document it. We believe the content business views this as an insurmountable and costly task. As described above, our Rightscorp software provides a solution by monitoring the global Peer-to- Peer (P2P) file sharing networks to detect illegally distributed digital media.

ISP Safe Harbor

Courts have found businesses that have been involved in contributing to copyright infringement liable for damages. In Fonovisa vs. Cherry Auction, a swap meet run by Cherry Auction was held liable to Fonovisa (the copyright owner) for damages. As the Court observed, “it would be difficult for the infringing activity to take place in the massive quantities alleged without the support services provided by the swap meet,” including the provision of space, utilities, parking, advertising, plumbing and customer…”

Section 512(i) of the DMCA provides a safe harbor protection from such liability. It states as follows:

●	(i) Conditions for Eligibility —

–	(1) Accommodation of technology — The limitations on liability established by this section shall apply to a service provider only if the service provider:

●	(A) has adopted and reasonably implemented, and informs subscribers and account holders of the service provider’s system or network of, a policy that provides for the termination in appropriate circumstances of subscribers and account holders of the service provider’s system or network who are repeat infringers; and

●	(B) accommodates and does not interfere with standard technical measures.

Thus, under Federal Law, ISPs are only eligible for “Safe Harbor” protection from vicarious liability from their subscribers’ copyright infringements if they have “reasonably implemented … a policy that provides for the termination … of subscribers … who are repeat infringers.” Thus, we believe that ISPs have no liability for their role in copyright infringement on P2P networks until the copyright owner sends them a notice of a repeat infringer. In accordance with the DMCA, we have developed a technology and a process for identifying repeat infringers, documenting infringements and sending ISPs notice of repeat infringement and monitoring the termination, or lack thereof, of repeat infringers. As there is no case law regarding this “Safe Harbor” provision, ISPs’ interpretations of their responsibilities vary. We have utilized this Safe Harbor provision to obtain various levels of cooperation from ISPs, which in many cases include the forwarding of our notices and the termination of repeat infringers who do not accept our settlement offers. To qualify for the “Safe Harbor” protection, ISP’s have an incentive to forward our notices and terminate repeat infringers, and infringers in turn have an incentive to accept our settlement offers, so as to avoid termination of services from the ISP’s.

Digital Copyrights & Piracy Background

In 1999, Shawn Fanning, an 18 year old college student, changed the music industry with his creation of a digital file sharing program called Napster, a software program that allowed computer users to share and swap files, specifically music, through a centralized file server. By the spring of 2000, Napster had several hundred thousand users and by February 2001 had grown to over 50 million users.

In September 2013, Netnames, a market research and consultancy firm reported that P2P traffic that infringes on copyrights had become 24% of all internet traffic (not including traffic that infringes on pornographic copyrights). In other words, 24% of all Internet traffic is the illegal downloading and distribution of mainstream, high-quality movies, music, games, and software.

According to the Global Internet Phenomena Report in Sandvine, 2H 2012, P2P file sharing accounted for approximately 10% of all North American Internet traffic.

Enacted in 1997, The Digital Millennium Copyright Act (or DMCA) heightened the penalties for copyright infringement on the Internet and established the eligibility for Safe Harbor from liability of the providers of on-line services for copyright infringement by their users.

To combat online copyright infringement, the media industry and their partners have spent extraordinary amounts of money and resources searching for a technology breakthrough to protect copyrighted works. These technologies have often referred to as Digital Rights Management (or DRM). DRM technologies attempt to prevent digital music player technology from allowing reproduction. DRM suffers from the inherent problem that if a reasonably technologically savvy person can listen to a music file, he can find a way to make a copy that does not have the DRM technology. These efforts failed to stem the tide of illegal downloading, and the industry turned to aggressive litigation tactics. Notwithstanding the continued efforts of the media industry, including the use of DRM technologies, many popular TV and film properties are available in high quality online soon after release and in some cases prior to release. Thus, we do not believe that DRM technologies will be able to prevent widespread unauthorized use of copyrighted content.

Beginning in 2002, the Recording Industry Association of America (or RIAA), the trade group that represents the U.S Music Industry, filed the first lawsuits against individuals who were suspected of illegally downloading music. By October 2008, RIAA had filed 30,000 lawsuits against individual downloaders. (As of February 2012, most of the 30,000 cases settled out of court for between $3,000 and $5,000, two cases have been tried. Jamie Thomas received a judgment for $1.5m for distributing 24 songs and Joel Tenenbaum received a judgment for $675,000 for downloading and distributing 31 songs.)

Even with 30,000 lawsuits filed and millions of dollars collected, P2P traffic had still grown worldwide to represent more than 40% of all consumer Internet traffic in 2008. Then in December 2008, the RIAA announced that it would stop suing individual infringers.

The P2P Landscape

The P2P landscape has several distinct areas: protocols, networks, access tools, software businesses, open source developers, indexing and search sites and dark businesses.

The most popular access tool is BitTorrent in the U.S. (uTorrent, Vuze, Frostwire).

We believe the reason P2P is such a persistent and a prominent feature of the Internet is that it requires only a relatively small number of individual, voluntary users anywhere in the world for its existence. It requires no financing or fixed infrastructure to exist. The protocols are open specifications that any computer programmer can obtain and read to develop software for interacting with the different P2P networks. There are free access tools available for all networks. The networks are simply a collection of users who have downloaded and installed one of the many free access tools. There are operating companies like BitTorrent, Inc. that market and sell the BitTorrent software.

A user downloads BitTorrent software or any number of other free BitTorrent clients, installs it on his computer, and searches for content on Google. The user simply types any artists’ name or the name of any movie or software followed by the word “torrent” into Google. For instance after entering “Adele Torrent” into Google, millions of web pages offering her music for free will be listed. The user selects the version they want from the web page link.

Once a file has been requested and starts to download, the downloading computer also starts to upload pieces of the file to the network. In the P2P world, essentially, everyone is an uploader. On BitTorrent, once the ‘downloader” has obtained enough of the file, the computer becomes an uploader.

Then, the BitTorrent website explains what happens next, including the encouragement to assist in distributing content:

“When BitTorrent finishes downloading a file, the bar becomes solid green and the newly downloaded file becomes a new “seed”--a complete version of the file…It will continue to seed the file to other interested users until you tell it not to by pausing it or removing the torrent from your queue. The more clients that seed the file, the easier it is for everyone to download it. So, if you can, please continue to seed the file for others by keeping it in your queue for a while at least.”

Additionally, BitTorrent Private host/tracker sites such as Demonoid operate like public ones except that they restrict access to registered users and keep track of the amount of data each user uploads and downloads, in an attempt to reduce leeching.

BitTorrent search engines allow the discovery of torrent files that are hosted and tracked on other sites; examples include Kick Ass Torrents, Torrentz, The Pirate Bay, Eztorrent and isoHunt. These sites allow the user to ask for content meeting specific criteria (such as containing a given word or phrase) and retrieve a list of links to torrent files matching those criteria.

In 2008, it was revealed that just one BitTorrent hosting/tracker site was making $4 million a year on advertising. The USC-Annenberg Innovation Lab released a study in January 2012 that found many Internet ad networks profiting from piracy with Google #2 in the list

We believe P2P continues for several reasons:

●	It does not require any central organization that can be threatened or stopped;
●	What centralization does exist can be located in offshore domiciles that do not respect international intellectual property;
●	In the U.S., ISPs cannot monitor (and hence interrupt) specific portions of their customers’ traffic without a warrant;
●	In the U.S., ISPs have no liability for failing to suspend or terminate subscribers who are repeatedly distributing copyrighted content unless the copyright owner has sent them notice of repeated infringement; and
●	Until we developed our software, there had been no scalable technology capable of identifying repeat infringers, recording infringements and sending notices of repeated infringement.

While this extraordinary proliferation of the use of the Internet has facilitated the ease of illegally sharing all digitized content, the exchange of music files via peer-to-peer sharing sites vastly exceeds all other areas of the entertainment consumption on a per-unit basis. Accordingly, we believe an expectation has been interwoven into the current generation of Internet users, which content is and should be free.

Industry Losses Due To Piracy

The US home video industry generated approximately $18B in sales in 2012, down from $25B in 2006. This includes Netflix, Amazon, BluRay, DVD, PPV and VOD. Recorded music sales were $7B in 2012 down from $12B in 2000, including streaming revenues as well as iTunes and CDs. According to the US Bureau of Labor Statistics, people marking their occupation as musician made 45% less income in 2012 than they did in 2002.

Our Service & How it Works

We have developed a technology that we sell as a service to copyright owners to collect settlement payments from consumers who have illegally downloaded copyrighted content. We are selling our services into the untapped market for monetizing billions of copyright violations worldwide.

Our technology system monitors the global Peer-to-Peer (P2P) file sharing networks and sends via email to ISP’s notifications of copyright infringement by the ISPs’ customers with date, time, copyright title and other specific technology identifiers. Each notice also includes a settlement offer. We pay the copyright owner a percentage of these settlements. By accepting our settlement offers, infringers avoid potential legal action by the copyright holders. Our service provides ISPs a no-cost compliance tool for reducing repeat infringement on their network.

Under our business model, the copyright owner signs a simple agreement authorizing us to monitor the P2P networks and collect settlement payments on its behalf. With respect to music, every mp3 file that is downloaded has at least two copyrights, a sound recording copyright and a publishing copyright. The publishing copyright is the right to use the song and is separate from the sound recording copyright which includes the right to place the song in a movie, re-record the song, or print the lyrics and melody on sheet music. Under U.S. copyright law, each copyright owner has the exclusive right to copy and distribute their respective copyrights. If someone uses “file sharing” software to “share” a specific song, they are violating the copyright owner’s exclusive right of copying and distribution, and they have incurred a potential civil liability.

Our technology monitors the Internet all of the time looking for infringements. When it detects an infringement, we receive the following data:

●	Date and Time of infringement;
●	Filename;
●	ISP Name;
●	IP Address; and
●	Additional information related to our trade secrets.

We send this data to the ISP in an automated computer format. The ISP is expected to send our communication to their subscriber. This notice is sent to the customer by its ISP, so it is clearly not “spam”.

We have written, designed and we own the technology for:

●	listening to the P2P networks and finding infringements;
●	sending the DMCA notices; and
●	receiving payments.

The user who receives the notice reads that they could be liable for $150,000 in damages, but if they click on the link supplied, they can enter a credit card and they can will settle the matter between them and the copyright owner for $20 per music infringement. Repeat infringers are put on a list sent weekly to ISPs demanding that their service be terminated pursuant to 17 USC 512 (i). Once the user makes the settlement payment, they are removed from the list. If subscribers have had their service terminated, and have since settled their open infringement cases with us, their ISP is notified immediately so service can be restored.

Once we receive the settlement amount, we split the payment half/half with the copyright owner, less certain costs. Most infringers receive and settle multiple infringement notices.

Our current technology can send tens of millions of notices per month. We can quickly scale this system to send hundreds of millions notices per month.

We provide a free compliance solution to ISPs to reduce their third-party liability for repeat copyright infringements occurring on their network. Every U.S. ISP has a Rightscorp web page “dashboard” that they can log into and in real-time see each subscriber account that is infringing copyright by copyright. The dashboard also displays the history of the repeat infringers on their network and gives them immediate feedback on those that have settled their cases with the copyright holder.

We provide a free solution to every copyright holder. Every copyright holder who has retained us has a Rightscorp web page “dashboard” that they can log into and in real-time see each ISP subscriber account that is infringing copyright by copyright. The dashboard also displays the history of the repeat infringers on each ISP’s network and gives them immediate feedback on infringers who have settled their cases with the copyright holder and those that continue to infringe after their ISP having received notice.

Similar to an anti-virus software company, where new virus appear and an anti-virus software has to investigate the new virus and update their software to address the new virus, we must update our software when new peer-to-peer technologies appear. For example, when we launched in 2011, Limewire also known as Gnutella was the dominant peer-to-peer platform for music piracy. In less than twelve months the dominant platform for music piracy shifted to BitTorrent. As a result, to maintain the efficacy of our software, we were required to write new software. We will seek to stay abreast of similar future changes. We cannot be certain of the cost and time that will be required to adapt to new peer-to-peer technologies.

Product Roadmap

Our “next generation” technology is called Scalable Copyright™. Its implementation will require the agreement of the ISP’s. We have had discussions with multiple ISPs about implementing Scalable Copyright, and intend to intensify those efforts. In the Scalable Copyright system, subscribers receive each notice directly in their browser. Single notices can be read and bypassed similar to the way a software license agreement works. Once the internet account receives a certain number of notices over a certain time period, the screen cannot be bypassed until the settlement payment is received. ISPs have the technology to display our notices in subscribers’ browsers in this manner. We provide the data at no charge to the ISPs. With Scalable Copyright, ISPs will be able to greatly reduce their third-party liability and the music and home video industries will be able to return to growth along with the internet advertising and broadband subscriber industries.

We estimate that we will need approximately $100,000 to $150,000 in additional financing for software development and business development costs to complete the launch of Scalable Copyright™. We expect that these funds will come from the $2 million Financing transaction we have entered into with Hartford (see page _ of this report). We expect an ISP will be using Scalable Copyright in the first half of 2014.

Sales and Marketing

Our sales process involves seeking to acquire more rights to monitor and collect settlements for infringements on specific copyrights. As we acquire more rights and incorporate them into our system, our revenues increase. For example, there are 26 million songs on Apple iTunes, all of which are rights that can potentially generate revenue for our company. We are approaching copyright holders in the music publishing, recorded music, motion picture, television, eBook publishing, video game, software and mobile application industries. We have the greatest penetration within the music publishing space where we are in significant discussions with the majority of major copyright holders.

We are penetrating the music, motion picture, and software industry through our extensive personal contacts, referral partners and industry conferences. Christopher Sabec, our CEO, has been a successful entertainment executive and artist manager. In the music space, we attend conferences such as MIDEM, Musexpo, and the National Music Publishing Association’s Annual Meeting where we have an opportunity to meet with industry decision makers. For 2013 and 2014, we have identified the top 100 key decision makers and gatekeepers in the music publishing, recorded music, motion picture, eBook publishing industries. We reach out to these decision makers directly or through referral partners who make introductions. In some cases these referral partners may receive some compensation.

We have briefed key gatekeepers in the music and motion picture industry and have a process for keeping them up-to-date on our developments. We are in discussions with multiple industry-wide trade groups in the music and eBook space. Our goal is to get industry-wide adoption through these trade groups.

We believe our value proposition is unique and attractive -- rather than asking copyright holders to pay us, we pay copyright holders. The decision-maker is faced with a large amount of conflicting information surrounding the topic of peer-to-peer piracy. Our sales cycle is about communicating the following information to the decision-makers within a rights holding organization:

●	U.S. ISPs have a safe harbor that is conditional on terminating repeat copyright infringers.

●	Rightscorp has the technology to identify these repeat infringers.

●	ISPs either need to work with copyright holders to reduce repeat infringers identified by Rightscorp or face significant liability.

●	Without real sanctions, subscribers will largely ignore notices and continue to violate copyright law.

●	Graduated-response style interdiction is too costly to scale to any significant portion of total infringements and yields little or no results.

●	Due to the structure of the Internet, copyright cannot be enforced without participation of the ISPs.

●	ISPs have no incentive to participate in any meaningful way without copyright holders sending them notices.

●	The cost to send a meaningful amount of notices is prohibitive without our system.

●	Rightscorp, Inc. pays copyright holders while educating infringers that peer-to-peer file-sharing of their products is a violation of U.S. Federal law.

●	Our system provides due process through warnings with escalating sanctions that can resolve large numbers of copyright violations.

●	Peer-to-peer networks do not require search engines. A small percentage of requests for content originate from Google or Bing searches. We believe that attempts to get search engines to block links and sites will have no effect on piracy.

Growth Strategy

We have several “touch points” in our revenue model where we are seeking to grow revenues.

1.	By adding more copyrights we seek to detect infringements of, which increases the number of notices we send;

2.	By increasing the number of ISPs who acknowledge our notices;

3.	By increasing the number of notices that each ISP confirms and forwards;

4.	By compelling the ISP to improve “throughput” processes. This may involve ISPs calling subscribers. Our goal is to get ISPs to deploy “re-direct” screens similar to the screen a hotel guest sees when he first uses the Internet in a hotel room. A repeat infringer would be redirected to the Rightscorp payment page and would be unable to browse the Internet until they have settled;

5.	By increasing response rates (the number of subscribers who have received notices and agree to settle.) We may seek to do this through public relations, through examples in the press of infringers who were sued by copyright owners, by improving the educational and motivational aspects of the notice, web site and payment process and by having ISP’s terminate repeat infringers until they settle;

6.	By sending non-compliant ISPs weekly termination demands to terminate service to non-responding repeat infringers pursuant to 17 USC 512 (i); and

7.	By giving copyright holders who wish to litigate the highest quality litigation support data that includes the history of the subscriber’s ISP being sent notices while they continue to violate copyright law.

We believe that if we are successful in our combined use of these strategies our revenues and margins could potentially increase exponentially.

Intellectual Property

We have 5 patents pending for our proprietary system of detecting and seeking settlement payments for repeat copyright infringers. The patent applications were filed between May 9, 2011 and August 24, 2012 and they are in process as detailed below. Patent applications 13/437,756 and 13/485,178 contain the methods for identifying repeat infringers which we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the peer-to-peer space. Patent application 13/103,795 includes using peer-to-peer infringement data to sell legitimate product to infringers. Comcast announced they may do this in August 2013.

Ctry	Status	Application Number	Filing Date	Title	Action Status
US	Pending	13/103,795	May 9, 2011	System and Method for Determining Copyright Infringement and Collecting Royalties Therefor	In Appeals

US	Pending	61/871,411	August 29, 2013	Cyberlocker Enforcement System and Method

US	Pending	61/774,107	March 7, 2013	Print Anti-Piracy Campaign	Assignment unfiled

US	Published	13/437,756	April 2, 2012	System to Identify Multiple Copyright Infringements	NFOR (Restr/Elect) mailed 3-Jul-13

US	Published	13/485,178	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	NFOA mailed 17-Jun-13

WO	Published	PCT/US12/31894	April 2, 2012	System to Identify Multiple Copyright Infringements	30-Mo National Phase Stat 1-Oct-13

WO	Published	US12/40234	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	30-Mo National Phase Stat 30-Nov-13

US	Published	13/594,596	August 24, 2012	System to Identify Multiple Copyright Infringements	Reply to NFOA mailed 5-Mar-13 filed 5-Aug-13

WO	Published	US12/52325	August 24, 2012	System to Identify Mutliple Copyright Infringements	30-Mo National Phase Stat 24-Feb-14

We plan to register trademarks for Rightscorp™ and Scalable Copyright™.

Our software is copyrighted and contains trade secrets.

Competition

We potentially compete with companies in the copyright monetization space.

The copyright monetization space is comprised of companies focused on new digital technologies, as well as existing established copyright monetization companies and societies. Examples of other pure-play digital copyright monetization companies are Soundexchange and TuneSat.

TuneSat monitors hundreds of TV channels and millions of websites around the world, helping copyright holders collect millions of dollars that would otherwise have been lost. They are not focused on the peer-to-peer space.

Soundexchange helps artists and copyright holders get compensated when their work is broadcast by non-interactive digital radio. Soundexchange has collected in excess of $1.5B annually.

Companies in the multi-billion dollar legacy copyright monetization space include ASCAP, BMI, SESAC and the Harry Fox Agency.

There are several companies in the anti-piracy space. Most of these companies specialize in litigation support. It would be a conflict of interest for them to be in the litigation support and settlement business. MarkMonitor (formerly DtecNet) currently provide the data to the RIAA that the RIAA uses for monitoring P2P activity on a fee for service business model. Irdeto also provides litigation support on a fee for service business model.

Other competitors use aggressive litigation that drives settlement through threats of costly lawsuits, which we believe is not a scalable model. Our only direct competitor, Copyright Enforcement Group, has started sending expensive but automated settlement notices in January 2012. Rightscorp is the only company we are aware of that uses proprietary technology to detect repeat infringers and therefore we believe is the only company to have legal leverage with ISPs, compelling the ISP to deliver settlement notices by leveraging the DMCA. At this time we believe that Copyright Enforcement Group’s close ties with the pornography industry reduce their competitive threat to Rightscorp, Inc. Rightscorp does not send notices related to pornographic content.

We are seeking to build and maintain our competitive advantage in three ways.

●	First, we build and maintain competitive advantage by being first to market in the U.S. and by aggressively closing contracts to represent copyrighted intellectual property;

●	Second, we will maintain our advantage by building on our relationships with the ISPs. We will attend and speak at strategic trade shows to develop greater awareness of the ISP’s liability and our no-cost solution to help them mitigate that liability. We will educate industry analysts who follow the ISPs that are public companies as to the significant liability that ISPs have; and

●	Third, we have filed five full and provisional patents;

●	Fourth, by developing a reputation of being a quality solution provider with copyright holders, developers of copyrighted intellectual property and ISPs we will develop and maintain a leadership position as a leading service provider.

Additionally, we utilize legal counsel to gently remind the ISPs that the millions of notices we are sending all individually represent $150,000 liabilities to them if they do not forward them and that we have existing contracts with the copyright owners.

Certain other companies that may potentially compete with us, such as MarkMonitor and Irdeto (which provide certain “brand protection” and similar services) have greater financial resources and longer operating histories than us. It is possible that they may develop and offer services more directly competitive to ours, by developing and offering new methods of copyright monetization or anti-piracy technology that could take market share from us.

Employees

As of the date of the filing of this report, we have seven employees, all of whom are full time.

Research and Development

We did not spend any funds on research and development during fiscal years ended September 30, 2013 or 2012.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Rightscorp Delaware was formed as a Delaware corporation on January 20, 2011. Because Rightscorp Delaware has a limited operating history, its operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For Rightscorp Delaware, these risks include:

●	risks that it may not have sufficient capital to achieve its growth strategy;

●	risks that it may not develop its product and service offerings in a manner that enables it to be profitable and meet its customers’ requirements;

●	risks that Rightscorp Delaware’s growth strategy may not be successful; and

●	risks that fluctuations in Rightscorp Delaware’s operating results will be significant relative to its revenues.

These risks are described in more detail below. Rightscorp Delaware’s future growth will depend substantially on its ability to address these and the other risks described in this section. If Rightscorp Delaware does not successfully address these risks, its business would be significantly harmed.

Rightscorp Delaware has a history of losses and can provide no assurance of its future operating results

Rightscorp Delaware has experienced net losses and negative cash flows from operating activities since inception and Rightscorp Delaware expects such losses and negative cash flows to continue in the foreseeable future. As of September 30, 2013, Rightscorp Delaware had a working capital deficit of $1,990,260, and stockholders’ deficit of $1,925,563. For the nine months ended September 30, 2013 and 2012, Rightscorp Delaware incurred net losses of $1,314,093 and $700,226, respectively. For the year ended December 31, 2012, and the period January 11, 2011 (inception) to December 31, 2011, Rightscorp Delaware incurred net losses of $1,199,323 and $998,570, respectively. As of September 30, 2013, Rightscorp Delaware had an aggregate accumulated deficit of $3,511,986. The Company may never achieve profitability and management expects to make significant future expenditures related to the development and expansion of its business and further expects an increase in general and administrative expenses due to the additional operational and reporting costs associated with being a public company. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

We may need significant additional capital, which we may be unable to obtain.

The Company may need to obtain additional financing over time to fund operations. Management cannot predict the extent to which it will require additional financing, and can provide no assurance that additional financing will be available on favorable terms or at all. The rights of the holders of any debt or equity that may be issued in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of shareholders’ proportionate equity interests in the Company. Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on the business, prospects, results of operation and financial condition.

Our resources may not be sufficient to manage our potential growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our potential future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. To the extent we acquire businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

We depend on third parties for supplying our services.

We do not own or operate the technology platforms providing our service. Therefore, we are, and in the future will continue to be, dependent upon our suppliers to send accurate data on a timely basis. We also rely on our suppliers to comply with any applicable Federal, state and local regulatory requirements, if any, at competitive prices. Should our current suppliers be unable or unwilling in the future to meet our needs for any reason, we would have to find replacement service suppliers, and we cannot assure you that we would be able to do so, in default of which we would lose sales and marketing credibility as well as our ability to generate revenues.

If we are unable to effectively manage our growth plan, we could be unable to implement our business strategy.

Our growth plan requires significant management time and operational and financial resources. There is no assurance that we have the operational and financial resources to manage our growth. In addition, rapid growth in our headcount and operations may place a significant strain on management and administrative, operational and financial infrastructure. Failure to adequately manage growth could have a material adverse effect on our business, prospects, financial condition or results of operations.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect its business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management, particularly Christopher Sabec and Robert Steele, Rightscorp Delaware’s founders, could significantly delay or prevent the achievement of our strategic objectives. The loss of the services of senior management for any reason could adversely affect our business, prospects, financial condition and results of operations.

We may be unable to protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our intellectual property. In particular, we have five patents pending for our system of identifying and collecting settlement payments for repeat copyright infringements. Even if our pending patents are granted, there can be no assurance that we will be able to control all of the rights for all of our intellectual property. We may not have the resources or capital necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth.

Our business strategy involves having copyright owners agree to our service. Our ability to implement this business strategy is dependent on our ability to:

●	predict copyright owner’s concerns;

●	identify and engage copyright owners;

●	convince ISPs to accept our notices;

●	establish brand recognition and customer loyalty; and

●	manage growth in administrative overhead costs during the initiation of our business efforts.

We do not know whether we will be able to continue successfully implementing our business strategy or whether our business strategy will ultimately be successful. In assessing our ability to meet these challenges, a potential investor should take into account our limited operating history and brand recognition, our management’s relative inexperience, the competitive conditions existing in our industry and general economic conditions. Our growth is largely dependent on our ability to successfully implement our business strategy. Our revenues may be adversely affected if we fail to implement our business strategy or if we divert resources to a business that ultimately proves unsuccessful.

We have limited existing brand identity and customer loyalty; if we fail to market our brand to promote our service offerings, our business could suffer.

Because of our limited operating history, we currently do not have strong brand identity or brand loyalty. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers to our program. In order to attract copyright holders to our program, we may be forced to spend substantial funds to create and maintain brand recognition among consumers. We believe that the cost of our sales campaigns could increase substantially in the future. If our branding efforts are not successful, our ability to earn revenues and sustain our operations will be harmed.

Promotion and enhancement of our services will depend on our success in consistently providing high-quality services to our customers. Since we rely on technology partners to provide portions of the service to our customers, if our suppliers do not send accurate and timely data, or if our customers do not perceive the products we offer as superior, the value of the our brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of our services to one or more of these groups, which could harm our business, results of operations and financial condition.

Our service offerings may not be accepted.

As is typically the case evolving service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our service offerings primarily depends on the interest of copyright holders in joining our service. In general, achieving market acceptance for our services will require substantial marketing efforts and the expenditure of significant funds, the availability of which we cannot be assured, to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake extensive marketing activities. Accordingly, no assurance can be given as to the acceptance of any of our services or our ability to generate the revenues necessary to remain in business.

A competitor with a stronger or more suitable financial position may enter our marketplace.

We believe there is currently no other company offering a copyright settlement service for P2P infringers. The success of our service offerings primarily depends on the interest of copyright holders in joining our service, as opposed to a similar service offered by a competitor. If a direct competitor arrives in our market, achieving market acceptance for our services may require additional marketing efforts and the expenditure of significant funds, the availability of which we cannot be assured, to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake additional marketing activities. Accordingly, no assurance can be given that we will be able to win business from a stronger competitor.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 36% of our revenues from a contract with one customer in 2012. For the six months ended June 30, 2013, we derived approximately 54% of our sales from contracts with two customers. Our standard contract with customers is for an initial six month term, and renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party. If any of our major customers were to terminate their business relationships with us, our operating results would be materially harmed.

Our exposure to outside influences beyond our control, including new legislation or court rulings could adversely affect our enforcement activities and results of operations.

Our enforcement activities are subject to numerous risks from outside influences, including the following:

●	Legal precedents could change which could either make enforcement of our client’s copyright rights more difficult, or which could make out-of-court settlements less attractive to either our clients or potential infringers.

●	New legislation, regulations or rules related to copyright enforcement could significantly increase our operating costs or decrease our ability to effectively negotiate settlements.

●	Changes in consumer privacy laws could make internet service providers more reluctant to identify their end users or may otherwise make identification of individual infringers more difficult.

The occurrence of any one of the foregoing could significantly damage our business and results of operations.

Software defects or errors in our products could harm our reputation, result in significant costs to us and impair our ability to sell our products, which would harm our operating results.

Our products may contain undetected defects or errors when first introduced or as new versions are released, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.

Enforcement actions against individuals may result in negative publicity which could deter customers from doing business with us.

In the past, online trademark infringement cases have garnered significant press coverage. Coverage which is sympathetic to the infringing parties or which otherwise portrays our Company in a negative light, whether or not warranted, may harm our reputation or cause our clients to have concerns about being associated with us. Such negative publicity could decrease the demand for our products and services and adversely affect our business and operating results.

Risks Related to the Company’s Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is quoted on the OTCBB. However, there is has been limited reported trading to date in the Company’s common stock, and we cannot give an assurance that a more active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of the Company’s common stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

●	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of early stage technology companies.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our management has significant voting power which limits the influence of other stockholders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

The Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Because we became a public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.

Our issuance of common stock upon exercise of warrants and conversion of notes may depress the price of our common stock.

As of December 30, 2013, we have 69,397,102 shares of common stock, $236,129 in convertible notes (including outstanding principal and accrued interest thereon) convertible into 1,850,541 shares of common stock, and warrants to purchase 6,862,703 shares of common stock, issued and outstanding. The issuance of shares of common stock upon exercise of outstanding warrants and conversion of notes could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Reverse Acquisition, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the Company’s Current Report on Form 8-K disclosing the Reverse Acquisition was filed with the SEC (which filing occurred on October 28, 2013). Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after the date of the filing of the Current Report on Form 8-K disclosing the Reverse Acquisition and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Executive Offices

We are headquartered in Santa Monica, CA, and maintain a 1,500 sq. ft. office in Los Angeles, CA. We lease our facilities month-to-month basis at a fixed rate of $2,600 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “RIHT.” There has been limited reported trading to date in the Company’s common stock. The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 9/30/2013	$2.25	$0.75

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301 Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

As of December 30, 2013, there were approximately 68 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

The management’s discussion and analysis of financial condition and results of operations below relate to the operations of Stevia prior to the Reverse Acquisition.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended September 30, 2013 which are included herein.

Our operating results for the year ended September 30, 2013 and September 30, 2012 are summarized as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012

Revenue	$-	$-
Operating Expenses	89,141	37,321
Other Expenses	3,288	-
Net Loss	$92,429	$37,321

Revenues

We have not earned any revenues to date.

Expenses

Our expenses for the year ended September 30, 2013 and September 30, 2012 are outlined in the table below:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Professional Fees & Consulting	$10,176	$21,861
Other Selling General & Administrative	78,965	15,460
Total Expenses	$89,141	$37,321

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

Other Selling General & Administrative

The Selling General & Administrative Expenses for the year September 30, 2013 is associated with the ongoing filing requirements of a reporting issuer

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	September 30, 2013	September 30, 2012	Increase / (Decrease)
Current Assets	$-	$-	N/A
Current Liabilities	109,067	16,638	556%
Working Capital	$(109,067)	$(16,638)	556%

Cash Flows

	Year Ended	Year Ended	Percentage
	September 30, 2013	September 30, 2012	Increase / (Decrease)
Cash used in Operating Activities	$(42,152)	$(37,321)	13%
Cash provided by Financing Activities	42,152	16,638	153%
Net Decrease in Cash	$-	$(20,683)	-100%

Cash used In Operating Activities

We used cash in operating activities in the amount of $42,152 during the year ended September 30, 2013 and $37,321 during the year ended September 30, 2012. Cash used in operating activities was funded by cash from financing activities.

Cash from Investing Activities

No cash was used or provided in investing activities during the year ended September 30, 2013 and the year ended September 30, 2012.

Cash from Financing Activities

We generated $42,152 from financing activities during the year ended September 30, 2013 compared to $16,638 generated from financing activities during the year ended September 30, 2012.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2013, our company has accumulated losses of $161,567 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rightscorp, Inc.

Santa Monica, California

We have audited the accompanying balance sheet of Rightscorp, Inc. (formerly Stevia Agritech Corp.) as of September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and from inception April 9, 2010 through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rightscorp, Inc. (formerly Stevia Agritech Corp.) as of September 30, 2012, and for the year then ended and from inception April 9, 2010 through September 30, 2012 were audited by other auditors and whose report, dated December 31, 2012, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 financial statements referred to above present fairly, in all material respects, the financial position of Rightscorp, Inc. (formerly Stevia Agritech Corp.) as of September 30, 2013, and the results of its operations and its cash flows for the year then ended, and from inception April 9, 2010 through September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company does not generate revenue and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 30, 2013

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

/s/ Anton & Chia LLP
Newport Beach, CA
December 31, 2012

RIGHTSCORP INC.

(Formerly Stevia Agritech Corp.)

(A Development Stage Company)

Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Accounts Payable	$46,989	$-
Accrued Interest Payable	3,288	-
Note payable	58,790	16,638
TOTAL LIABILITIES	109,067	16,638

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001; authorized 10,000,000 shares; issued and outstanding: none	-	-
Common stock, par value $0.000067; authorized 250,000,000 shares; issued and outstanding: 43,500,000 shares at September 30, 2013 and 2012	2,900	2,900
Additional paid-in capital	49,600	49,600
Deficit accumulated during the development stage	(161,567)	(69,138)
TOTAL STOCKHOLDERS’ DEFICIT	(109,067)	(16,638)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

RIGHTSCORP INC.

(Formerly Stevia Agritech Corp.)

(A Development Stage Company)

Statements of Operations

			For the period
			from April 9,
	For the		2010 (Inception)
	year ending		through
	September 30		September 30,
	2013	2012	2013
Revenues	$-	$-	$-

Operating Expenses
Consulting	-	14,047	18,047
Professional fees	10,176	7,814	27,813
Other general & administrative expenses	78,965	15,460	112,419
Total operating expenses	89,141	37,321	158,279

Loss from Operations	(89,141)	(37,321)	(158,279)

Other Expense
Interest expense	(3,288)	-	(3,288)
Total other expense	(3,288)	-	(3,288)

Loss before income taxes	(92,429)	(37,321)	(161,567)
Provision for income taxes	-	-	-
Net loss	$(92,429)	$(37,321)	$(161,567)
Net loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted) (1)	43,500,000	60,184,932

Note (1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

RIGHTSCORP INC.

(Formerly Stevia Agritech Corp.)

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the period from April 9, 2010 (Inception) to September 30, 2013

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
Balance at April 9, 2010 (Inception)	-	-	-	-	-
Stock issued for cash (1)	73,500,000	$4,900	$47,600	$-	$52,500
Net loss	-	-	-	(4,609)	(4,609)
Balance at September 30, 2010	73,500,000	4,900	47,600	(4,609)	47,891
Net loss	-	-	-	(27,208)	(27,208)
Balance at September 30, 2011	73,500,000	4,900	47,600	(31,817)	20,683
Stock returned to treasury on April 22, 2012 (1)	(30,000,000)	(2,000)	2,000	-	-
Net loss	-	-	-	(37,321)	(37,321)
Balance at September 30, 2012	43,500,000	2,900	49,600	(69,138)	(16,638)
Net loss	-	-	-	(92,429)	(92,429)
Balance at September 30, 2013	43,500,000	$2,900	$49,600	$(161,567)	$(109,067)

Note (1): The common shares issued have been retroactively restated to reflect the equivalent number of common shares based on the 15 to 1 forward stock split.

The accompanying notes are an integral part of these financial statements.

RIGHTSCORP INC.

(Formerly Stevia Agritech Corp.)

(A Development Stage Company)

Statements of Cash Flows

			For the period
			from April 9,
	For the		2010 (Inception)
	Years ending		through
	September 30,		September 30,
	2013	2012	2013
Operating Activities:
Net loss	$(92,429)	$(37,321)	$(161,567)
Adjustments to reconcile net loss to net cash used by operating activities	-	-	-
Change in operating assets and liabilities:
Accrued interest payable	3,288	-	3,288
Changes in accounts payable	46,989	-	46,989
Net cash used in operating activities	(42,152)	(37,321)	(111,290)

Financing Activities:
Sale of stock for cash	-	-	52,500
Proceeds from note payable	42,152	16,638	58,790
Net cash provided by financing activities	42,152	16,638	111,290

Net Decrease in Cash	-	(20,683)	-

Cash at beginning of period	-	20,683	-
Cash at end of period	$-	$-	$-

Supplement Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RIGHTSCORP INC.

(Formerly Stevia Agritech Corp.)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended September 30, 2013

NOTE 1. NATURE OF BUSINESS

The Company was incorporated in Nevada on April 9, 2010 under the name “Kids Only Market Inc.”, as a development stage company. On May 7, 2012, the Company changed its name to “Stevia Agritech Corp.” The Company has had no material business operations from April 9, 2010 (inception) to September 30, 2013. The Company initially formed plans to offer an on-line resource for buyers and sellers of children’s “hand me down” items. The Company was unable to raise sufficient funds to implement its business plan.

Rightscorp Delaware is a Delaware corporation formed on January 20, 2011. Rightscorp Delaware is a technology company that has a patent-pending, proprietary method for collecting payments from illegal downloaders of copyrighted content via notifications sent to their internet service providers (ISPs).

On June 18, 2013, Stevia Agritech Corp., issued a promissory note (the “Note”) in accordance with a letter of intent (LOI), the Company agreed to advance $200,000 in immediately available funds to Rightscorp (the “LOI Advance”) pursuant to the terms of a promissory note (the “Note”). On June 18, 2013, Rightscorp issued the Note to the Company.

On June 18, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its affiliates: (i) $200,000 of common stock of the Company at a price of $0.50 per share; and (ii) an additional $1,850,000 of common stock of the Company at a price of $0.50 per share in monthly increments of at least $150,000 over the 14 months following the Closing. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of common stock of the Company and a warrant to purchase two (2) shares of common stock of the Company with an exercise price of $0.75 per share and a term of eighteen (18) months.

On June 18, 2013, the Company also issued a letter of direction to Hartford Equity Inc. to forward $200,000 under the Financing Agreement directly to Rightscorp, Inc. On July 22, 2013 and September 3, 2013 the Company issued a letter of direction to Hartford Equity Inc. to forward $100,000 and $50,000 respectively under the Financing Agreement directly to Rightscorp, Inc.

In connection with Stevia Agritech Corp.’s (the “Company”) receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), FINRA announced that effective July 15, 2013, the Company had amended its Articles of Incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.” (the “Name Change”).

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2013 and 2012.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an operating loss from inception (April 9, 2010) to September 30, 2013 of $(161,567). The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 9, 2010. Since inception, the Company has incurred an operating loss of $(161,567). The Company’s working capital has been generated from solicitation of subscriptions for stock. Management has provided financial data since April 9, 2010 in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 3 - INCOME TAXES

No provision was made for federal income tax for the year ended September 30, 2013, since the Company had a net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes of approximately $161,567 as of September 30, 2013.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is “more-likely- than-not” that the deferred tax assets will not be realized.

At September 30, 2013 and 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	2013	2012
Net operating loss carry forwards	$161,567	$69,138

Less valuation allowance	(161,567)	(69,138)
Balance	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of September 30, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$63,000	$14,600
R&D Credit Carryforward	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(63,000)	(14,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2013 and 2012 due to the following:

	2013	2012

Book Income	$(63,000)	$(14,600)
Depreciation	-	-
Allowance for Doubtful Accounts	-	-
Related Party Accruals	-	-
Valuation allowance	63,000	14,600
	$-	$-

At September 30, 2013, the Company had net operating loss carryforwards of approximately $161,567 through 2033. No tax benefit has been reported in the September 30, 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 4 – LETTER OF INTENT

Stevia Agritech Corp., a Nevada corporation (the “Company”), entered into a binding letter of intent with Rightscorp, Inc., a Delaware corporation (“Rightscorp”), effective June 18, 2013 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company, Rightscorp and a wholly-owned subsidiary of the Company (“Merger Sub”), whereby Merger Sub will be merged with and into Rightscorp in exchange for the issuance to the stockholders of Rightscorp of approximately 52,500,000 shares of common stock of the Company (the “Merger”). Rightscorp has certain products and intellectual property rights relating to policing copyright infringement on the Internet.

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

NOTE 5 – NOTE PAYABLE

On December 31, 2012, we received $8,616 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

On January 31, 2013, we received $2,491 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

On March 22, 2013, we received $650 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

On June 30, 2013, we received $18,765 from Coach Capital, L.L.C. This note had an interest rate of 10% per annum, was unsecured and is to be settled on demand of the note holder.

The Company issued Hartford Equity promissory notes for $6,630 and $5,000 to cover the Company’s expenses paid for by Hartford Equity during the quarter ending September 30, 2013. These notes had an interest rate of 10% per annum.

As stated in Note 8, subsequent to year-end all debt was forgiven and no obligations remain.

NOTE 6 – CAPITAL STOCK

There were no shares issued in the year ending September 30, 2013.

As of September 30, 2012, 10,000,000 shares of par value $0.001 preferred stock were authorized, of which none was issued and outstanding.

As of September 30, 2012, 65,000,000 par value $0.000067 shares of common stock were authorized, of which 43,500,000 shares were issued and outstanding.

As of September 30, 2013 the company had received $350,000 in subscription agreements with the stock of 700,000 shares to be issued. As of September 30, 2013 these shares had yet to be issued.

NOTE 7 – SUBSEQUENT EVENTS

Debt Forgiveness

On October 5, 2013 Hartford Equity was assigned all of the outstanding promissory notes and interest owing from Coach Capital LLC in the amounts of $47,160 of principal, which came from a series of promissory notes with the dated June 30, 2012, September 30, 2012, December 31, 2012, January 31, 2013, March 22, 2013 and June 30, 2013. Interest accrued as of September 30, 2013, which was $3,288, has also been assigned to Hartford Equity.

The Company issued Hartford Equity promissory notes for $6,630 and $5,000 to cover the Company’s expenses paid for by Hartford Equity during the quarter ending September 30, 2013.

On October 28, 2013 Hartford Equity Inc. had forgiven the promissory notes dated June 30, 2012, September 30 2012, December 31, 2012, January 31, 2013, March 22, 2013, June 30, 2013 and the two notes dated September 30, 2013 and waived all its rights under the aforementioned promissory notes.

Merger with Rightscorp Delaware

On October 25, 2013 (the “Closing Date”), Rightscorp, Inc., a Nevada corporation (the “Rightscorp Nevada”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Rightscorp Merger Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rightscorp Nevada (the “Subsidiary”) and Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware” or “Rightscorp”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into Rightscorp Delaware, such that Rightscorp Delaware became a wholly owned subsidiary of Rightscorp Nevada, (ii) Rightscorp Nevada issued (a) 45,347,102 shares (the “Acquisition Shares”), of Rightscorp Nevada’s common stock to the shareholders of Rightscorp Delaware representing approximately 65.9% of Rightscorp Nevada’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the Private Placement, each as defined below), in exchange for all of the issued and outstanding shares of common stock of Rightscorp Delaware, (b) outstanding warrants to purchase 1,831,969 shares of common stock of Rightscorp Delaware were converted into outstanding warrants to purchase 5,312,703 shares of common stock of Rightscorp Nevada, and (iv) outstanding convertible notes in the aggregate amount of $233,844 (including outstanding principal and accrued interest thereon) of Rightscorp Delaware were amended to be convertible into shares of common stock of Rightscorp Nevada at a conversion price of $0.1276.

In connection with the Merger Agreement and the Financing (defined below), as of the Closing Date Rightscorp Nevada issued and sold an aggregate of 950,000 units (the “Private Placement”), for a purchase price of $0.50 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock with an exercise price of $0.75 (the “Private Placement Warrants”).

In connection with the Merger Agreement and the Private Placement, Rightscorp Nevada relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(a)(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by Rightscorp Nevada in accordance with the requirements of the Securities Act of 1933.

In connection with the Merger Agreement and the Private Placement, in addition to the foregoing:

(i) Effective on the Closing Date, 21,000,000 shares of common stock were returned to Rightscorp Nevada for cancellation (the “Share Cancellation”).

(ii) Effective on the Closing Date, Lester Martinez resigned as officer and director of Rightscorp Nevada, and the following individuals were appointed as executive officers and directors of Rightscorp Nevada:

Name	Title
Christopher Sabec	Chief Executive Officer, President and Chairman
Robert Steele	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, Director
Brett Johnson	Director

(iii) As previously disclosed, effective July 15, 2013, Rightscorp Nevada amended its articles of incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.”

Subsequent to year-end the Company changed its fiscal year from September 30 to December 31.

(iv) As previously disclosed, on June 18, 2013, Rightscorp Nevada entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates an aggregate of $2,050,000 of common stock and warrants (the “Financing”). The Private Placement described above will be deemed part of the Financing such that as of the Closing Date Rightscorp Nevada has closed on $475,000 of the Financing (which amounts were advanced by Rightscorp Nevada to Rightscorp Delaware prior to the Closing Date and cancelled as intercompany loans on the Closing Date) and Hartford, directly or through its associates, has agreed to purchase an additional $1,575,000 in common stock and warrants from Rightscorp Nevada within 14 months from the Closing Date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

This writing will document that the current management of Rightscorp, Inc., who acquired control of Stevia Corporation in October 2013, has completed an internal assessment of the Company’s controls and procedures as of the date of this Report. Management has determined that the predecessor company will adopt the controls and procedures as established by the acquirer, Rightscorp, Inc.

Rightscorp, Inc. has an identified CFO who manages the periodic reporting for the Company. To perform the book keeping, accounting and closing procedures, the Company has retained the services of StoryCorp Consulting, Inc., a third party firm whose charter is to facilitate the aforementioned activities. The Company believes that this firm is qualified to provide services to the Company at the direction of its CFO.

Subsequent to the period ended September 30, 2013 the Company completed the reverse merger, and was able to implement the changes noted. The Company will also begin compiling adequate documentation to comply with Sarbanes Oxley requirements for its size in anticipation of its audit forthcoming for the period ended December 31, 2013.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Christopher Sabec	49	Chief Executive Officer, President and Chairman
Robert Steele	47	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, Director
Brett Johnson	43	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Christopher Sabec

Mr. Sabec is a cofounder of Rightscorp Delaware and has served as its Chief Executive Officer since January 2011. Mr. Sabec was previously CEO of the Jerry Garcia Estate LLC from 2002 to 2006. In addition, he managed multiplatinum Hanson, helped launch Dave Matthews Band and licensed major label catalogues for online distribution. Mr. Sabec’s experience as Rightscorp Delaware’s founder and chief executive officer qualifies him to serve on the Company’s board of directors. Mr. Sabec is an experienced entertainment industry executive, entrepreneur and attorney with more than 25 years of business management experience, 21 years of global entertainment industry experience, and 15 years digital media experience. He is well established in the domestic and international entertainment communities, having traveled and conducted business in 30 countries on 5 continents. He has over 25 years P&L responsibility.

From 2002 to 2006, he was the Chief Executive Officer & Manager of Jerry Garcia Estate LLC., San Rafael, CA. He managed the intellectual property assets of the late Grateful Dead guitarist including music, art, and image. He was fully responsible for creating company vision, strategic planning, budgeting, and human resources. Mr. Sabec built and managed a team that increased revenues for the company by more than 600% over a twoyear period. He developed an online and digital presence for the brand with jerrygarcia.com, which featured an online store selling music, art, and merchandise directly to consumers resulting in much greater revenues over traditional retail sales. He was responsible for the LLC’s negotiation and implementation of multimillion-dollar licensing agreements with Warner Bros. Records, Orian Rugs, and the Clos du Bois Winery, a division of Jim Beam Brands. He oversaw and built upon the LLC’s licensing partnerships with Mulberry Neckwear and Unilever’s Ben & Jerry’s Ice Cream. He launched the J. Garcia art program including limited edition lithographic series and a nationwide gallery tour. He copublished an acclaimed coffee table book published by Palace Press and Insight Editions.

From 1994 to 2002, he was the Chief Executive Officer & Founder of Triune Music Group, Ltd., Los Angeles, CA. At Triune, he was the manager responsible for discovering the recording group Hanson. He developed the Hanson brothers into a musically credible band and a commercially viable brand. In 1997, he signed the act to Mercury Records, a division of Universal Music. He sourced, negotiated, and closed major agreements throughout the world including recording, publishing, licensing, merchandising, talent agency, touring, film, television, home video, literary, and internet agreements. He initiated a focused, creative marketing campaign for artistic image development and worldwide brand management. Under his management, Hanson earned a No. 1 single in the U.S. and 26 other countries, was nominated for three Grammy Awards, and sold over 15 million records and videos worldwide. He launched hansonline.com, the 20th most visited site on the Internet in 1998, averaging over 30 million hits per month. He launched hanson.net, a second, subscription only website where fans could access premium content and other incentives. He managed the routing, booking, and execution of 2 world tours in North and South America, Europe, Asia, and Australia. He was a coproducer of a critically acclaimed music video with Gus Van Sant (Good Will Hunting) & an ABC network special with Dick Clark Productions. He was executive producer of a DirecTV television special and negotiated literary agreement with Virgin Publishing and Billboard Books for an international bestseller.

From 1992 to 1996 he was a Law Associate at McGuire Woods, LLP in Richmond, VA where he represented the singer/songwriter Dave Matthews.

Mr. Sabec has lectured at Stanford University and UCBerkeley Law Schools. Mr. Sabec has participated in 7 South by Southwest Music Conferences, 7 MIDEM Publishing Conferences, 3 Sundance Film Festivals, and 2 Cannes Film Festivals. In 1992, he received a Juris Doctor (cum laude) from University of Georgia School of Law and in 1988, received a Bachelor of Science in Foreign Service from Georgetown University School of Foreign Service. Mr. Sabec is a member of the California Bar Association.

Robert Steele

Mr. Steele is a cofounder of Rightscorp Delaware and has served as its Chief Financial Officer, Chief Operating Officer and Chief Technology Officer since January 2011. Mr. Steele has more than twenty years experience as a technology entrepreneur. He designed and managed the development of our technology. He has seven years experience as the CEO of two technology companies in the mobile and digital imaging space. From March 2007 to December 2010, Mr. Steele was President and CEO of Steele Consulting where he provided consulting services to various public and private companies in the media, entertainment, business process outsourcing and green technology space.

From January 2003 to March 2007, he was the Chief Executive Officer, President, and Chairman of the Board of Directors of Quintek Technologies, Inc. a publicly traded company providing Business Process Outsourcing services to Fortune 500 companies. While at Quintek, Mr. Steele grew the company’s revenues by more than 600% and supervised a two-year contract with GMAC to process 35 million pages of loan documents. Prior to joining Quintek, in 1999, Mr. Steele founded iBrite, a mobile information software company in Reston, Virginia, and from May 1999 through June 2001 served as its Chief Executive Officer. The company established contractual partnerships with AOL and Global Knowledge to provide technology for delivering sophisticated content to mobile devices. From 1988 through 1998, Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently the leading provider of Autodesk Computer Aided Design software, consulting, training, and integration services in the Washington, DC metropolitan area. During his time at CMI, Mr. Steele sold and supervised significant systems integration contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Berkshire Hathaway), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration), FBI, and NRO (National Reconnaissance Office). Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988. Mr. Steele’s experience as our cofounder, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer qualifies him to serve on the Company’s board of directors.

Brett Johnson

Brett Johnson was elected Director of Rightscorp Delaware in February 2013. Since 2005, Mr. Johnson has been the CEO of Benevolent Capital Partners and Advisors, a private equity and consulting company with investments in real estate, manufacturing and consumer brands, including Octagon Partners, Enzymatics, TerraCycle, and ClearPlex.

From 2010 to August 2012, Mr. Johnson was the CEO and President of Forward Industries (NASDAQ: FORD). Forward Industries designs, sources, markets and distributes accessories for the handheld consumer electronic product industry, including smartphones, tablets, notebook computers and medical monitoring and diagnostic equipment.

From 2001 to 2004, Mr. Johnson was the president of Targus, the leading global provider of mobile computing solutions with sales of $545 million. From 1998 to 2009, Mr. Johnson served as an executive director on Targus Group International’s (Targus) board of directors. With offices in 36 geographies and sales in 145 countries, Targus designs and markets a broad range of notebook carrying cases and accessories for mobile computing consumers. Prior to his promotion to president of Targus, Mr. Johnson served as managing director of Targus EMEA (Europe, Middle East and Africa) and AsiaPacific from 1997 to 2001 and resided in London, UK.

Mr. Johnson is a member of the Board of Directors of Blyth Inc. (NYSE: BTH). Blyth is a $1 billion direct to consumer sales company and leading designer and marketer of accessories for the home and health & wellness products. Mr. Johnson is a member of the Young Presidents Organization (YPO) and earned a bachelor’s degree from Brown University and an Executive Masters of Business Administration (EMBA) from Pepperdine University. Mr. Johnson is a member of the Board of Trustees for Choate Rosemary Hall and is a Senior Fellow in Entrepreneurship and a member of the Board of Visitors for the Graziadio School of Business at Pepperdine University. Mr. Johnson resides in Venice, California, with his wife, Adrienne, and their daughter, Amelie. Mr. Johnson’s business executive experience qualifies him to serve on the Company’s board of directors.

Board Leadership Structure and Role in Risk Oversight

Mr. Sabec serves as Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Board Committees

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Section 16(A) Beneficial Ownership Reporting Compliance

Because the Company did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended September 30, 2013, the Company was not subject to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Rightscorp, Inc. 3100 Donald Douglas Loop North, Santa Monica, CA 90405.

ITEM 11. EXECUTIVE COMPENSATION.

During its last two fiscal years, Stevia did not pay any compensation to its officers or directors.

Employment Agreements

We are not party to any employment agreements.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End

Stevia had no outstanding equity awards as of September 30, 2012.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 30, 2013, there were 69,397,102 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Owned (%) (1)
Christopher Sabec	10,875,000	(2)	15.7%
Robert Steele	10,875,000		15.7%
Brett Johnson	362,500	(3)	*
All directors and named executive officers as a group (3 individuals)	22,112,500		31.9%

* Less than 1%.

1.	The percentage of class beneficially owned is based on 69,397,102 shares of common stock issued and outstanding as of December 30, 2013. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Represents shares held by Christopher Sabec Revocable Trust dated February 17, 2011.

3.	Represents 72,500 shares issuable upon exercise of warrants and 290,000 shares owned by BMJ Enterprises, which is owned by Mr. Johnson.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Pursuant to the Merger Agreement, on the Closing Date, the Company issued an aggregate of 22,040,000 shares of common stock to our officers and directors (or affiliates thereof), including 10,875,000 shares to Christopher Sabec, our Chief Executive Officer and Chairman, 10,875,000 shares to Robert Steele our Chief Financial Officer, Chief Operating Officer, Chief Technology Officer and Director, and 290,000 to BMJ Enterprises, which is owned by Brett Johnson, our Director, in exchange for the cancellation of their shares of common stock of Rightscorp Delaware.

Rightscorp Delaware issued to Brett Johnson, a director, five-year warrants to purchase 25,000 shares of common stock on February 4, 2013, with an exercise price of $0.25, exercisable on a cashless basis, for services as director.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of the Company prior to the closing of the Reverse Acquisition, nor did any hold any position with the Company prior to the closing of the Reverse Acquisition, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Brett Johnson is an independent director. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

Effective October 25, 2013, the Board of Directors of the Company dismissed Anton & Chia LLP (“A&C”) as its independent registered accounting firm and engaged HJ Associated & Consultants, LLP (“HJ”) to serve as its independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal periods ended September 30, 2013 and September 30, 2012 for professional services rendered by HJ Associated & Consultants, LLP, and Anton & Chia, LLP, respectively for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2013	Period Ended September 30, 2012
Audit Fees and Audit Related Fees	$1,060	$3,400
Tax Fees	-	-
All Other Fees	-	-
Total	$1,060	$3,400

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description	Incorporation By Reference
2.1	Agreement and Plan of Merger, dated October 25, 2013, among Rightscorp, Inc., Rightscorp Merger Acquisition Sub, Inc. and Rightscorp, Inc.	Filed as an exhibit to 8-K filed on October 28, 2013.
3.1	Articles of Incorporation, as amended	Filed as an exhibit to our 8-K , filed on September 20, 2013,
3.2	Bylaws	Filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010
10.1	Form of Warrant	Filed as an exhibit to our Form 8-K, filed on October 28, 2013
10.2	Form of Promissory Note (Rightscorp Delaware)	Filed as an exhibit to 8-K filed on October 28, 2013.
10.3	Form of Note Amendment	Filed as an exhibit to 8-K filed on October 28, 2013.
16	Letter from Anton & Chia LLP	Filed as an exhibit to 8-K filed on October 28, 2013.

21	Subsidiaries: Rightscorp, Inc., Delaware corporation
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: December 30, 2013	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer

Dated: December 30, 2013	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Christopher Sabec	Chief Executive Officer, President and Chairman	December 30, 2013
Christopher Sabec

/s/ Robert Steele	Chief Financial Officer, Chief Operating Officer,	December 30, 2013
Robert Steele	Chief Technology Officer, Director

/s/ Brett Johnson	Director	December 30, 2013
Brett Johnson

