Form 10-K
period 2013-12-31
RIGHTSCORP, INC.
filed 2014-03-25
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,187,500 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 25, 2014, the Company had 69,804,729 shares of its common stock, $0.001 par value per share, outstanding.

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

ITEM 1. BUSINESS

Background

Rightscorp, Inc., a Nevada corporation (the “Company”), was incorporated in Nevada on April 9, 2010. Since the closing of the Reverse Acquisition on October 25, 2013 (discussed below), the Company has been the parent company of Rightscorp, Inc., a Delaware corporation.

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

In connection with the Merger Agreement and the Private Placement, in addition to the foregoing:

(i) Effective on the Closing Date, 21,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii) Effective on the Closing Date, the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Christopher Sabec	Chief Executive Officer, President, and Chairman of the Board of Directors
Robert Steele	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, and Director
Brett Johnson	Director

(iii) Effective July 15, 2013, the Company amended its articles of incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.

(iv) On June 18, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates an aggregate of $2,050,000 of common stock and warrants (the “Financing”). The Private Placement described above will be deemed part of the Financing such that as of the Closing Date the Company closed on $475,000 of the Financing (which amounts were advanced by the Company to Rightscorp Delaware prior to the Closing Date) and Hartford, directly or through its associates, agreed to purchase an additional $1,575,000 in common stock and warrants from the Company within 14 months from the Closing Date.

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

Rightscorp Delaware is a Delaware corporation formed on January 20, 2011.

The Company is a technology company that has a patent-pending, proprietary method for collecting payments from illegal downloaders of copyrighted content via notifications sent to their internet service providers (ISPs).

Our principal office is located at 3100 Donald Douglas Loop North, Santa Monica, CA 90405. Our telephone number is (310) 751-7510. Our website address is www.rightscorp.com.

Business Summary

We protect copyright holders’ rights by seeking to assure they get paid for their copyrighted intellectual property (“IP”). We offer and sell a service to copyright owners under which copyright owners retain us to identify and collect settlement payments from Internet users who have infringed on their copyrights. After we have received an order from a client, our software monitors the global Peer-to-Peer (P2P) file sharing networks to detect illegally distributed digital media. The technology sends automated notices of the infringing activity to ISPs and the ISP forwards these notices, which contain settlement offers, to their infringing customers. The notice to ISPs and settlement offers identify the date, time, title of copyrighted intellectual property and other specific technology identifiers to confirm the infringement by the ISP’s customer. Infringers who accept our settlement offers then remit payment to us for the copyright infringement and we share the payments with the copyright owners.

We generate revenues by retaining a portion of the settlement payments we receive from copyright infringers. Our customers, the copyright holders, benefit from our service as we share a portion of the settlement with them. This helps them recapture the revenues they lost when their copyrighted material was illegally copied and distributed. We currently represent the holders of more than 1 million copyrights. Current customers include, but are not limited to BMG Rights Management, Round Hill Music, Shapiro/Bernsteind and The Orchard. These firms represent some of the biggest names in music. Additionally, we are in discussions with some of the largest owners of copyrighted intellectual property. We have successfully obtained settlement payments for tens of thousands of individual cases of copyright infringement. To date, we have closed infringements and received settlement payments from subscribers on more than 50 ISPs including five of the top 10 US ISPs. We believe ISP’s that participate with us and our clients by forwarding notices of infringement achieve compliance with the Digital Millennium Copyright Act (or DMCA), as discussed below. Conversely, we believe that companies that do not participate and do not have a policy for terminating repeat infringers fail to comply with the DMCA, which may result in liability for them.

Dependence on Major Customers

In 2012, our contract with BMG Rights Management accounted for approximately 36% of our sales. For the twelve months ended December 31, 2013, our contract with BMG Rights Management accounted for approximately 25% of our sales, and our contract with Warner Brothers accounted for 7% of our sales. Our standard contract with customers is for an initial one-year term, which renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party.

Legal Framework

The challenge for copyright owners is that the legal framework now in place requires the copyright owner to monitor and notice and document each individual act of infringement against the copyright owner in order to protect its rights,. We believe the content business views this as an insurmountable and costly task. As described above, our Rightscorp software provides a solution by monitoring the global Peer-to- Peer (P2P) file sharing networks to detect illegally distributed digital media.

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

Section 512(i) of the DMCA provides a conditional safe harbor protection from such third party liability. It states as follows:

●	(i) Conditions for Eligibility

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

In September 2013, Netnames, a market research and consultancy firm reported that P2P traffic that infringes on copyrights had become 24% of all internet traffic (not including traffic that infringes on pornographic copyrights). In other words, 24% of all Internet traffic is the illegal downloading and distribution of mainstream, high-quality movies, music, games, and software. The reports states that “worldwide, 432 million unique internet users explicitly sought infringing content during January 2013. . . . Despite some discrete instances of success in limiting infringement, the piracy universe not only persists in attracting more users year on year but hungrily consumes increasing amounts of bandwidth.

In three key regions (North America, Europe, and Asia-Pacific), the absolute amount of bandwidth consumed by the infringing use of Bittorrent comprised 6,692 petabytes of data in 2013, an increase of 244.9% from 2011.

In the same three regions, infringing use of bittorrent in January 2013 accounted for:

178.7 million unique internet users, an increase of 23.6% from November 2011

7.4 billion page views, an increase of 30.6% from November 2011”

According to the Global Internet Phenomena Report in Sandvine, 2H 2013, P2P file sharing accounted for approximately 8.9% of all North American Internet traffic and 42% of all North American upstream Internet traffic.

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

Industry Losses Due To Piracy

The US home video industry generated approximately $18.2B in sales in 2013, down from $25B in 2006. This includes Netflix, Amazon, BluRay, DVD, PPV and VOD. Recorded music sales were $7B in 2013 down from $12B in 2000, including streaming revenues as well as iTunes and CDs. From 2012 to 2013, US sales of digital music tracks declined 6% and sales of CDs and digital albums declined 8% year over year. According to the US Bureau of Labor Statistics, people marking their occupation as musician decreased 22% from 53,940 in 2002 to 42,100 in 2012. Labor statistics data has not been released for 2013.

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

We estimate that we will need approximately $100,000 to $150,000 in additional financing for software development and business development costs to complete the launch of Scalable Copyright™. We expect that these funds will come from the $2 million financing transaction we have entered into with Hartford (see page        of this report). We expect an ISP will be using Scalable Copyright in the second half of 2014.

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

Ctry	Status	Application Number	Filing Date	Title	Action Status
US	Pending	13/103,795	May 9, 2011	System and Method for Determining Copyright Infringement and Collecting Royalties Therefor	In Appeals

US	Pending	61/871,411	August 29, 2013	Cyberlocker Enforcement System and Method	Assignment unfiled

US	Pending	61/774,107	March 7, 2013	Print Anti-Piracy Campaign	Assignment unfiled

US	Published	13/437,756	April 2, 2012	System to Identify Multiple Copyright Infringements	NFOR* (Restr/Elect) mailed 3-Jul-13

US	Published	13/485,178	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	NFOA** mailed 17-Jun-13

WO	Published	PCT/US12/31894	April 2, 2012	System to Identify Multiple Copyright Infringements	30-Mo National Phase Stat 1-Oct-13

WO	Published	US12/40234	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	30-Mo National Phase Stat 30-Nov-13

US	Published	13/594,596	August 24, 2012	System to Identify Multiple Copyright Infringements	Reply to NFOA* mailed 5-Mar-13 filed 5-Aug-13

WO	Published	US12/52325	August 24, 2012	System to Identify Mutliple Copyright Infringements	30-Mo National Phase Stat 24-Feb-14

* Non-Final Office Action (Rejection) – an Office action made by the examiner where the applicant is entitled to reply and request reconsideration or further examination, with or without making an amendment.

** Non-Final Office Action – an Office action letter that raises new issues and usually is the first phase of the examination process.

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

Employees

As of the date of the filing of this report, we have 10 employees, seven of whom are full time.

Research and Development

We did not spend any funds on research and development during fiscal years ended December 31, 2013 or 2012.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Rightscorp Delaware was formed as a Delaware corporation on January 20, 2011. Because we have a limited operating history, its operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For Rightscorp Delaware, these risks include:

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

These risks are described in more detail below. Our future growth will depend substantially on its ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses and can provide no assurance of its future operating results

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2013, we had a working capital deficit of $1,074,943, and stockholders’ deficit of $984,690. For the years ended December 31, 2013 and 2012, we incurred net losses of $2,042,779 and $1,199,323, respectively. As of December 31, 2013, we had an aggregate accumulated deficit of $4,240,672. The Company may never achieve profitability and management expects to make significant future expenditures related to the development and expansion of its business and further expects an increase in general and administrative expenses due to the additional operational and reporting costs associated with being a public company. There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations.

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

We derived approximately 25% of our revenues from a contract with one customer in 2013. For the year ended December 31, 2013, we derived approximately 32% of our sales from contracts with two customers. Our standard contract with customers is for an initial six month term, and renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party. If any of our major customers were to terminate their business relationships with us, our operating results would be materially harmed.

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

Risks Related to the Company’s Common Stock

There is a limited trading market for the Company’s common stock.

The Company files reports under the Securities Exchange Act of 1934, as amended, and its common stock is quoted on the OTCBB. However, there has been limited reported trading to date in the Company’s common stock, and we cannot give an assurance that a more active trading market will develop. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

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

As of December 31, 2013, we have 68,797,102 shares of common stock, $236,129 in convertible notes (including outstanding principal and accrued interest thereon) convertible into 1,850,541 shares of common stock, and warrants to purchase 6,862,703 shares of common stock, issued and outstanding. The issuance of shares of common stock upon exercise of outstanding warrants and conversion of notes could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

	High	Low
Quarter ended 9/30/2013	$2.25	$0.75
Quarter ended 12/31/2013	$0.82	$0.60

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301 Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

As of March 25, 2014, there were approximately 117 holders of record of the Company’s common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We intend to retain future earnings, if any, to finance the expansion of its business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. for the years ended December 31, 2013 and 2012, should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this 10-K. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Critical Accounting Policies and Estimates

Basis of Presentation

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. The financial statements as of December 31, 2012 and for December 31, 2013, reflect all adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

The Company does not currently have any instruments requiring fair value accounting disclosures. The Company’s financial instruments comprise the note payable, in which the carrying value approximates fair value due to their current maturities.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Revenue Recognition

The Company generates revenue from the sale of a service to copyright owners under which copyright owners retain the Company to identify and collecting settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the ISP’s subscriber pays the fee

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Results of Operations

Year ended December 31, 2013 Compared To Year ended December 31, 2012

We generated revenues of $324,016 during the year ended December 31, 2013, an increase of $227,451 or 236% as compared to $96,565 for the year ended December 31, 2012. This increase in revenue was driven by an increase in the number of copyrights for which we have contracts to detect infringements of, from approximately 12,000 on December 31, 2012 to approximately 30,000 on December 31, 2013.

We incurred operating expenses of $2,134,843 during the year ended December 31, 2013, an increase of $963,121, as compared to $1,171,722 for the year ended December 31, 2012. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased fees paid to copyright holders in the period. General and administrative expenses were $1,663,921 for the period ended December 31, 2013, compared to $1,028,438 for the year ended December 31, 2012, an increase of $635,483 due to increased patent costs and travel and other expenses related to securing financing. Sales and marketing costs were $275,616 for the period ended December 31, 2013 compared to $69,614 for the year ended December 31, 2012, an increase of $206,002 due to increased presence at industry conferences to meet potential clients. Depreciation and amortization expenses were $33,438 during the year ended December 31, 2013, an increase of $8,791, as compared to $24,647 for the year ended December 31, 2012.

Other expense totaled $231,952 during the year ended December 31, 2013, an increase of $107,786 from the year ended December 31, 2012, due to interest owed on convertible notes used to finance our operations.

As a result of the foregoing, during the year ended December 31, 2013, we recorded a net loss of $2,042,779 compared to $1,199,323 for the year ended December 31, 2012.

Liquidity and Capital Resources

Overview

As of December 31, 2013 we had cash and equivalents of $36,331, which we estimate will be sufficient to sustain our operations for five months. We expect that it will take approximately $1,500,000 to operate the Company over the next 12 months. We anticipate that $750,000 in needed capital will come from the remaining $750,000 available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. We anticipate the additional $750,000 will come from the Seaside 88 financing which we entered into in March 2014. Revenues continue to increase that generate cash flow reducing the need for financing. It is possible that the company could become cash flow positive from revenues in 2014 no longer requiring financing to offset negative cash flows.

Our current cash requirements are significant based upon our plan to develop our intellectual property and grow our business. Beyond the financing transaction entered into with Hartford Equity Inc., we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional financing sooner than anticipated. There are no assurances that we will be able to raise such required working capital on terms favorable, or that such working capital will be available on any terms when needed. The terms of such working capital may result in substantial dilution to existing shareholders. Any failure to secure additional financing may force the Company to modify its business plan. In addition, we cannot be assured of profitability in the future.

We had cash and equivalents of $36,331 and $10,049 at December 31, 2013 and December 31, 2012, respectively.

Operating Activities

During the year ended December 31, 2013, we used $1,156,557 of cash in operating activities. Non-cash adjustments included $33,438 related to the depreciation and amortization, $74,324 for common stock issued for service, $91,947 for warrants issued for service, $236,199 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $479,381.

During the year ended December 31, 2012, we used $628,886 of cash in operating activities. Non-cash adjustments included $24,647 related to the depreciation and amortization, $103,060 warrants issued for service, $97,725 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $311,221.

Investing Activities

During the year ended December 31, 2013, we acquired equipment in the aggregate amount of $44,141 related to office operations. During the year ended December 31, 2012, we acquired equipment in the aggregate amount of $31,516 related to office operations.

Financing Activities

Financing activities provided $1,226,980 to us during the year ended December 31, 2013. We received $534,980 in net proceeds from convertible notes, $125,000 in proceeds from common stock issued for cash, $300,000 in proceeds from common stock to be issued for cash, $150,000 in proceeds from notes payable, and $200,000 in proceeds from related party debts. Financing activities provided $670,451 during the year ended December 31, 2012. We received $720,526 in proceeds from convertible notes, $80,000 from the sale of preferred stock, repaid $100,000 in convertible notes and $29,520 in related party debts, and carried a bank overdraft of $555 as well. As of December 31, 2013, we had an accumulated deficit of $4,240,672.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rightscorp, Inc.

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Rightscorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rightscorp, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the consolidated financial statements, the Company does not generate sufficient revenue to sustain operations and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 25, 2014

Rightscorp, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Assets
Cash	$36,331	$10,049
Prepaid expenses	19,639	28,883
Other current asset	-	5,698
Total Current Assets	55,970	44,630
Other Assets
Fixed assets, net	56,453	28,851
Intangible assets, net	33,800	50,700
Total Assets	$146,223	$124,181

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$928,304	$514,874
Convertible notes payable, net of discount of $10,891 and $101,551	202,609	518,975
Total Current Liabilities	1,130,913	1,033,849
Total Liabilities	1,130,913	1,033,849

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares and 3,220,000 shares issued and outstanding, respectively	-	3,220
Common stock, $.001 par value; 250,000,000 shares authorized; 68,797,102 and 28,014,392 shares issued and outstanding, respectively	68,797	28,014
Common stock to be issued	380,000
Additional paid in capital	2,807,185	1,256,991
Accumulated deficit	(4,240,672)	(2,197,893)
Total stockholders’ deficit	(984,690)	(909,668)
Total Liabilities and Stockholders’ Deficit	$146,223	$124,181

See accompanying notes to financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Revenue	$324,016	$96,565

Operating expenses:
Copyright holder fees	161,868	49,023
General and administrative	1,663,921	1,028,438
Sales and marketing	275,616	69,614
Depreciation and amortization	33,438	24,647
Total operating expenses	2,134,843	1,171,722

Loss from operations	(1,810,827)	(1,075,157)

Other income (expenses):
Interest expense	(298,077)	(124,166)
Debt default	(185)	-
Debt forgiveness	66,310	-
Total non-operating expenses	(231,952)	(124,166)

Loss from operations before income taxes	(2,042,779)	(1,199,323)

Provision for income taxes	-	-

Net loss	$(2,042,779)	$(1,199,323)

Net loss per share – basic and diluted	$(0.05)	$(0.13)

Weighted average common shares – basic and diluted	38,191,898	9,558,321

See accompanying notes to financial statements

Rightscorp, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Stock to be	Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Issued	Capital	Deficit	Deficit

Balance at December 31, 2011	3,020,000	$3,020	27,622,500	$27,622	$-	$841,463	$(998,570)	$(126,465)
Common stock issued for service	-	-	391,892	392	-	33,392	-	33,784
Preferred stock issued for cash	200,000	200	-	-	-	79,800	-	80,000
Warrants issued for service	-	-	-	-	-	76,415	-	76,415
Warrants issued for compensation	-	-	-	-	-	26,645	-	26,645
Warrants issued pursuant to financing	-	-	-	-	-	199,276	-	199,276
Net loss	-	-	-	-	-	-	(1,199,323)	(1,199,323)
Balance at December 31, 2012	3,220,000	3,220	28,014,392	28,014	-	1,256,991	(2,197,893)	(909,668)
Common stock issued for service	-	-	862,162	862		73,462	-	74,324
Common stock issued for cash			250,000	250	-	124,750	-	125,000
Preferred stock converted to common stock	(3,220,000)	(3,220)	9,338,000	9,338	-	(6,118)	-	-
Warrants issued for service	-	-	-	-	-	91,947	-	91,947
Warrants issued pursuant to financing	-	-	-	-	-	145,538	-	145,538
Note conversion	-	-	7,832,548	7,833		1,252,182	-	1,260,015
Reverse merger with Stevia	-	-	22,500,000	22,500	80,000	(131,567)	-	(29,067)
Common stock to be issued for cash	-	-	-	-	300,000	-	-	300,000
Net loss	-	-	-	-	-	-	(2,042,779)	(2,042,779)
Balance at December 31, 2013	-	$-	68,797,102	$68,797	$380,000	$2,807,185	$(4,240,672)	$(984,690)

See accompanying notes to financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Cash Flows from Operating Activities
Net loss	$(2,042,779)	$(1,199,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	33,438	24,647
Common stock issued for service	74,324	33,784
Warrants issued for service & compensation	91,947	103,060
Amortization of discount on convertible debt	236,199	97,725
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	9,244	(23,683)
(Increase)/Decrease in other current asset	5,698	(5,698)
Increase in accounts payable and accrued liabilities	435,372	340,602
Net cash used in operating activities	(1,156,557)	(628,886)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	(44,141)	(31,516)
Net cash used in investing activities	(44,141)	(31,516)

Cash Flows from Financing Activities
Proceeds from convertible notes	534,980	720,526
Repayment of convertible notes	(83,000)	(100,000)
Proceeds from notes payable	150,000	-
Preferred stock issued for cash	-	80,000
Common stock issued for cash	125,000	-
Common stock to be issued for cash	300,000	-
Proceeds from related party debt	200,000	-
Payments on related party debt	-	(29,520)
Change in bank overdraft	-	(555)
Net cash provided by financing activities	1,226,980	670,451

Net increase (decrease) in cash	26,282	10,049

Cash, beginning of period	10,049	-

Cash, end of period	$36,331	$10,049

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$7,508
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Warrants issued as discount on convertible debt	$145,538	$199,276
Stock issued for conventional debt	$350,000	$-
Stock issued for convertible debt: accrued interest	$910,014	$-

See accompanying notes to financial statements

RIGHTSCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2013 and 2012

Note 1 – Nature of the Business

The Company was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011. See Note 4.

The Company has developed products and intellectual property rights relating to policing copyright infringement on the Internet. The Company is dedicated to the vision that digital creative works should be protected economically so that the next generation of great music, movies, video games and software can be made and their creators can prosper. The Company has a patent-pending, proprietary method for solving copyright infringement by collecting payments from illegal downloaders via notifications sent to their ISP’s.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. The financial statements as of December 31, 2013 and December 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company does not currently have any instruments requiring fair-value accounting disclosures.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2013 and December 31, 2012 the Company had no cash equivalents.

Advertising

The Company expenses advertising costs as incurred. For the year ended December 31, 2013 and December 31, 2012, advertising expenses were $21,639 and $574, respectively.

Capitalization of Fixed Assets

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Capitalization of Intangible Assets

The Company records the purchase on intangible assets not purchased in a business combination in accordance with the ASC Topic 350.

Concentrations of Risk

We derived approximately 25% of our revenues from a contract with one customer in 2013. For the year ended December 31, 2013, we derived approximately 32% of our sales from contracts with two customers. Our standard contract with customers is for an initial six month term, and renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2013 and December 31, 2012, the Company’s bank deposits did not exceed the insured amounts.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

The Company generates revenue from the sale of a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the ISP responds to a notice provided by the Company, and pays the fee which acts as a wavier to the infringement against the copyright owner.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 20, 2011) to December 31, 2013 of $4,240,672. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

Note 3 – Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$1,201,400	$694,300
Accrued Payroll	148,200	48,800
Depreciation	11,600	4,100
Deferred tax liabilities:	-	-

Valuation allowance	(1,361,200)	(747,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(875,100)	$(513,800)
Meals and Entertainment	2,200	3,000
Non-Deductible Expenses	136,500	144,000
Accrued Payroll	99,100	25,700
Deprecation	7,500	(900)
Other	300	300
Valuation allowance	629,500	341,700
	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $2,804,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 4 – Acquisition of Rightscorp Deleware

On October 25, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Rightscorp Merger Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into Rightscorp Delaware, such that Rightscorp Delaware became a wholly-owned subsidiary of the Company, (ii) the Company issued (a) 45,347,102 shares (the “Acquisition Shares”), of the Company’s common stock to the shareholders of Rightscorp Delaware representing approximately 65.9% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the Private Placement, each as defined below), in exchange for all of the issued and outstanding shares of common stock of Rightscorp Delaware, (b) outstanding warrants to purchase 1,831,969 shares of common stock of Rightscorp Delaware were converted into outstanding warrants to purchase 5,312,703 shares of common stock of the Company, and (iv) outstanding convertible notes in the aggregate amount of $233,844 (including outstanding principal and accrued interest thereon) of Rightscorp Delaware were amended to be convertible into shares of common stock of the Company at a conversion price of $0.1276.

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

(ii) As a result of the reverse merger, The Company issued 22,500,000 shares with $(29,067) in value, which represented the excess liabilities over assets.

(iii) Effective on the Closing Date, Lester Martinez resigned as officer and director of the Company, and the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Christopher Sabec	Chief Executive Officer, President and Chairman
Robert Steele	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, Director
Brett Johnson	Director

(iv) Effective July 15, 2013, the Company amended its articles of incorporation to change its name from “Stevia Agritech Corp.” to “Rightscorp, Inc.”

(v) On June 18, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates an aggregate of $2,050,000 of common stock and warrants (the “Financing”). The Private Placement described above will be deemed part of the Financing such that as of the Closing Date the Company has closed on $475,000 of the Financing (which amounts were advanced by the Company to Rightscorp Delaware prior to the Closing Date and cancelled as intercompany loans on the Closing Date) and Hartford, directly or through its associates, has agreed to purchase an additional $1,575,000 in common stock and warrants from the Company within 14 months from the Closing Date.

Effective on the Closing Date, pursuant to the Merger Agreement, Rightscorp Delaware became a wholly owned subsidiary of the Company. The acquisition of Rightscorp Delaware is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

The accounting rules for reverse acquisitions require that beginning October 25, 2013, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of Rightscorp Delaware and our equity accounts were recapitalized to reflect the net equity of Rightscorp Delaware. The financial condition and results of operations for periods prior to October 25, 2013 reflect the financial condition and operating results of Rightscorp Delaware.

Note 5 – Fixed Assets and Intangible Assets

As of December 31, 2013 and December 31, 2012, fixed assets and intangible assets consisted of the following:

	December 31, 2013	December 31, 2012
Furniture and equipment	$82,349	$38,209
Less accumulated depreciation	(25,896)	(9,358)
Fixed assets, net	$56,453	$28,851

	December 31, 2013	December 31, 2012
Intangible assets	$84,500	$84,500
Less accumulated depreciation	(50,700)	(33,800)
Intangible assets, net	$33,800	$50,700

Depreciation and amortization expense for the periods ended December 31, 2013 and December 31, 2012 was $33,438 and $24,648, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 6 – Accounts Payable and Accrued Liabilities

As of December 31, 2013 and December 31, 2012, accounts payable and accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Payroll	$495,428	$280,668
Legal fees	239,015	107,218
Interest	16,515	18,933
Other	177,346	108,055
Total	$928,304	$514,874

Note 7 – Notes Payable

Pursuant to the Financing (see Note 3), on June 18, 2013, Rightscorp Delaware issued a promissory note (the “Note”) to the Company, in accordance with a letter of intent (LOI), in which the Company agreed to advance $200,000 in immediately available funds to Rightscorp Delaware (the “LOI Advance”) pursuant to the terms of a promissory note. Upon the closing of the Merger Agreement, the Note was cancelled as an intercompany loan.

On July 23, September 10, 2013, and November 1, 2013, Rightscorp Delaware issued additional promissory notes in the amounts of $100,000, $50,000, and $100,000 to the Company in connection with the Financing (see Note 3). Upon the closing of the Merger Agreement, these notes were cancelled as intercompany loans.

Note 8 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company borrowed an aggregate of $534,980 under convertible notes from external parties for use as operating capital. The parties entered into convertible notes payable agreements, which make the Company liable for repayment of the principal and 10% annual interest by the agreements’ expiration dates ranging between October 2, 2013 and July 2, 2014. The notes are secured and mature nine months from the issuance date. Until the maturity date, the holders may elect to convert the note in whole or in part into preferred shares at the price of $0.37. During the year ended December 31, 2013, pursuant to a Note exchange an aggregate of $859,006 of principal and $50,748 of interest was converted to 7,832,548 shares of restricted common stock. During the year ended December 31, 2013, an aggregate of $80,000 of principal and $6,847 of interest was repaid to the holders.

Attached to these notes the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was amortized during the year ended December 31, 2013, resulting in a final debt discount balance of $10,891 as of December 31, 2013.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of December 31, 2013 and 2012 outstanding convertible notes payable consisted of the following:

	2013	2012
Convertible Note Issued on 8/6/12 Original Principal: $100,000.00 Interest Rate: 10% Maturity Date: 5/6/13, extended on a monthly basis per verbal contract Conversion price amended to $0.1276 on 10/4/13	$100,000	$100,000

Convertible Note Issued on 10/25/12 Original Principal: $50,000.00 Interest Rate: 10% Maturity Date: 7/25/13, extended on a monthly basis per verbal contract Conversion price amended to $0.1276 on 10/4/13	50,000	50,000

Convertible Note Issued on 11/29/12 Original Principal: $6,500 Interest Rate: 10% Maturity Date: 8/29/13, extended on a monthly basis per verbal contract Conversion price amended to $0.1276 on 10/4/13	3,500	6,500

Convertible Note Issued on 9/26/13 Original Principal: $10,000.00 Interest Rate: 10% Maturity Date: 6/26/14 Conversion price amended to $0.1276 on 10/4/13	10,000	-

Convertible Note Issued on 10/2/13 Original Principal: $50,000.00 Interest Rate: 10% Maturity Date: 7/2/14 Conversion price amended to $0.1276 on 10/4/13	50,000	-

Other Convertible Notes Issued in 2012 Interest Rate: 10% Maturity Date: 9 months after issuance date Converted in October 2013	-	464,026

Total Outstanding Convertible Notes Payable	213,500	620,526
Less Debt Discount	10,891	101,551

	$202,609	$518,975

As of December 31, 2013, the annual maturities of outstanding convertible notes were $213,500 for the year ending December 31, 2014.

Note 9 – Capital Stock

The total number of shares of all classes of capital stock, which the Company is authorized to issue, is 250,000,000 shares, consisting of 10,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). The Board of Directors of the Company is authorized to provide for the issuance of shares of Preferred Stock in one or more series and to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and relative, participating, optional or other special rights, if any, if each series and the qualifications, limitations and restrictions thereof. During the year ended December 31, 2013 the Company issued 7,832,548 shares of restricted common stock to note holders pursuant to a Note exchange at $0.37 per share, 250,000 shares of restricted common stock under Financing Agreement at $0.50 per share, 9,338,000 shares of common stock pursuant to conversion of 3,220,000 shares of preferred stock, and 862,162 shares of common stock for services valued at $74,324. As of the year ended December 31, 2013 there are 68,797,102 shares of common stock outstanding and no shares of Series A Preferred Stock outstanding.

Note 10 - Stock Warrants

During the year ended December 31, 2013, the Company issued warrants to purchase 3,763,068 shares of its common stock. Warrants to purchase 1,257,920 shares of restricted common stock at an exercise price of $0.25 per share were issued to note holders pursuant to notes, warrants to purchase 1,710,000 shares of restricted common stock at an exercise price of $0.75 per share were issued pursuant to common stock purchase, and warrants to purchase 795,149 shares at an exercise price of $0.25 per share were issued for services.

Using the Black-Scholes method, warrants issued during the year ended December 31, 2013 were valued at $237,485. The following weighted-average assumptions were used in the Black-Scholes calculation:

	December 31, 2013	December 31, 2012
Expected term (years)	1.5-5	5
Expected volatility	140%	140%
Risk-free interest rate	0.21-1.62%	0.83-2.24%
Dividend yield	0%	0%

A summary of the Company’s warrant activity during the year ended December 31, 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2012	3,259,635	$0.25	4.38
Granted	3,763,068	0.48	3.04
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, December 31, 2013	7,022,703	$0.65	4.80
Exercisable, December 31, 2013	4,887,081	$0.42	3.12

Note 11 – Commitments & Contingencies

Since May 31, 2012 the Company leases their office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 12 – Subsequent Events

Subsequent to the end of the period we issued warrants to purchase 50,000 shares of common stock. The shares were issued to an employee at $0.61 per share.

Subsequent to the end of the period we entered into a securities purchase agreement (the “Purchase Agreement”) with Seaside 88, LP (the “Investor”), pursuant to which we agreed to sell, and the Investor agreed to purchase, up to 7,000,000 shares of common stock, in closings to be held monthly over a one-year period, subject to certain conditions. The initial closing under the Purchase Agreement, pursuant to which we sold to the Investor 835,530 shares of common stock at a purchase price of $0.374 per share for total proceeds of $312,488, occurred on March 7, 2014.

Subsequent closings will occur on a monthly basis, subject to certain conditions. At each subsequent closing, we intend to sell to the Investor 10% of the total number of shares of our common stock traded during the 20 trading days immediately preceding such closing, at a purchase price per share equal to the lower of (a) the average of the high and low trading prices of the common stock for the 5 consecutive trading days immediately prior to a closing date, multiplied by 0.50 and (b) the average of the high and low trading prices of the common stock for the trading day immediately prior to a closing date, multiplied by 0.55, provided that, no monthly closing will occur if the purchase price for such closing would be lower than $0.25 per share (the “Floor”). The failure to have a subsequent closing due to failure to meet the Floor will not impact any other subsequent closing. The Investor agreed not to engage in any short sales of our common stock while it holds any shares purchased under the Purchase Agreement.

The Company has the right to terminate the Purchase Agreement at any time by providing written notice to the Investor.

Subsequent to the end of the period we entered into Consulting Agreement with John Carris Investments, LLC. We agreed to issue up to 300,000 shares of common stock in exchange for services per the Consulting Agreement. Upon execution of the agreement, we issued 75,000 shares of common stock for services at $0.73 per share.

Subsequent to the end of the period we issued 63,939 shares of common stock to a note holder in a cashless conversion at $0.0862 per share. At time of conversion, the note was valued at $6,250 for outstanding principal and interest owed.

Subsequent to the end of the period we issued 33,135 shares of common stock to a note holder in a note conversion at $0.1276 per share. At time of conversion, the note was valued at $4,228 for outstanding principal and interest owed.

Subsequent to the end of the period, we received $450,000 in funding from Hartford Equity per their financing agreement with the Company. We have reserved 900,000 shares of our common stock to be issued to Hartford.

Subsequent to the end of the period, we had a balance of $380,000 of common stock to be issued to Hartford Equity. $300,000 was received from Hartford Equity in 2013 in exchange for 600,000 shares of common stock per the financing agreement. $80,000 of debt related to the merger was assumed by Hartford Equity in exchange for 160,000 shares of common stock per the Subscription Agreement dated October 28, 2013. As of March 25, 2014, these shares have not been issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective October 25, 2013, the Board of Directors of the Company dismissed Anton & Chia LLP (“A&C”) as its independent registered accounting firm and engaged HJ Associates & Consultants, LLP (“HJ”) to serve as its independent registered accounting firm.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

During the period ending December 31, 2013 we completed the following activities to correct deficiencies that were previously reported:

1. We have begun preparing written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management is preparing written documentation of our internal controls and procedures based on our assessment of our disclosure controls and procedures.

2. We have retained a qualified consultant to make certain that we have in place operating and administrative processes that ensure all material events are reported both timely and accurately.

3. We have retained a qualified consultant and corrected our procedures so that existing personnel can properly perform the review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of the financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal controls

Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The current management of the Company, who acquired control of the Company in October 2013, has completed an internal assessment of the Company’s controls and procedures as of December 31, 2013. Management has determined that the Company will adopt the controls and procedures as established by Rightscorp Delaware.

The Company has an identified CFO who manages the periodic reporting for the Company. To perform the book keeping, accounting and closing procedures, the Company has retained the services of StoryCorp Consulting, Inc., a third party firm whose charter is to facilitate the aforementioned activities. The Company believes that this firm is qualified to provide services to the Company at the direction of its CFO.

During period ended December 31, 2013 the Company completed the reverse merger, and was able to implement the changes noted. The Company has begun compiling documentation to comply with Sarbanes Oxley requirements for its size and expects to complete this process during the period ending December 31, 2014.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Christopher Sabec	49	Chief Executive Officer, President and, Chairman of the Board of Directors
Robert Steele	47	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, and Director
Brett Johnson	43	Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Christopher Sabec

Mr. Sabec is a cofounder of Rightscorp Delaware and has served as its Chief Executive Officer since January 2011 (inception). Mr. Sabec was previously CEO of the Jerry Garcia Estate LLC from 2002 to 2006. In addition, he managed multiplatinum Hanson, helped launch Dave Matthews Band and licensed major label catalogues for online distribution. Mr. Sabec’s experience as Rightscorp Delaware’s founder and chief executive officer qualifies him to serve on the Company’s board of directors. Mr. Sabec is an experienced entertainment industry executive, entrepreneur and attorney with more than 25 years of business management experience, 21 years of global entertainment industry experience, and 15 years digital media experience. He is well established in the domestic and international entertainment communities, having traveled and conducted business in 30 countries on 5 continents. He has over 25 years P&L responsibility.

From 2002 to 2006, he was the Chief Executive Officer & Manager of Jerry Garcia Estate LLC., San Rafael, CA. He managed the intellectual property assets of the late Grateful Dead guitarist including music, art, and image. He was fully responsible for creating company vision, strategic planning, budgeting, and human resources. Mr. Sabec built and managed a team that increased revenues for the company by more than 600% over a two-year period. He developed an online and digital presence for the brand with jerrygarcia.com, which featured an online store selling music, art, and merchandise directly to consumers resulting in much greater revenues over traditional retail sales. He was responsible for the LLC’s negotiation and implementation of multimillion-dollar licensing agreements with Warner Bros. Records, Orian Rugs, and the Clos du Bois Winery, a division of Jim Beam Brands. He oversaw and built upon the LLC’s licensing partnerships with Mulberry Neckwear and Unilever’s Ben & Jerry’s Ice Cream. He launched the J. Garcia art program including limited edition lithographic series and a nationwide gallery tour. He co-published an acclaimed coffee table book published by Palace Press and Insight Editions.

From 1994 to 2002, he was the Chief Executive Officer & Founder of Triune Music Group, Ltd., Los Angeles, CA. At Triune, he was the manager responsible for discovering the recording group Hanson. He developed the Hanson brothers into a musically credible band and a commercially viable brand. In 1997, he signed the act to Mercury Records, a division of Universal Music. He sourced, negotiated, and closed major agreements throughout the world including recording, publishing, licensing, merchandising, talent agency, touring, film, television, home video, literary, and internet agreements. He initiated a focused, creative marketing campaign for artistic image development and worldwide brand management. Under his management, Hanson earned a No. 1 single in the U.S. and 26 other countries, was nominated for three Grammy Awards, and sold over 15 million records and videos worldwide. He launched hansonline.com, the 20th most visited site on the Internet in 1998, averaging over 30 million hits per month. He launched hanson.net, a second, subscription only website where fans could access premium content and other incentives. He managed the routing, booking, and execution of 2 world tours in North and South America, Europe, Asia, and Australia. He was a co-producer of a critically acclaimed music video with Gus Van Sant (Good Will Hunting) & an ABC network special with Dick Clark Productions. He was executive producer of a DirecTV television special and negotiated literary agreement with Virgin Publishing and Billboard Books for an international bestseller.

From 1992 to 1996 he was a Law Associate at McGuire Woods, LLP in Richmond, VA where he represented the singer/songwriter Dave Matthews.

Mr. Sabec has lectured at Stanford University and UC Berkeley Law Schools. Mr. Sabec has participated in 7 South by Southwest Music Conferences, 10 MIDEM Publishing Conferences, 3 Sundance Film Festivals, and 2 Cannes Film Festivals. In 1992, he received a Juris Doctor (cum laude) from University of Georgia School of Law and in 1988, received a Bachelor of Science in Foreign Service from Georgetown University School of Foreign Service. Mr. Sabec is a member of the California Bar Association.

Robert Steele

Mr. Steele is a cofounder of Rightscorp Delaware and has served as its Chief Financial Officer, Chief Operating Officer and Chief Technology Officer since January 2011 (inception). Mr. Steele has more than twenty years experience as a technology entrepreneur. He designed and managed the development of our technology. He has seven years experience as the CEO of two technology companies in the mobile and digital imaging space. From March 2007 to December 2010, Mr. Steele was President and CEO of Steele Consulting where he provided consulting services to various public and private companies in the media, entertainment, business process outsourcing and green technology space.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

The following table sets forth all compensation paid in respect of Rightscorp Delaware’s principal executive officer and principal financial officer for the years ended December 31, 2013 and 2012. No other officer of Rightscorp Delaware received compensation in excess of $100,000 for either of Rightscorp Delaware’s last two completed fiscal years.

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Sabec	2013	151,366	60,000	-	-	-	-	-	211,366
Chief Executive Officer	2012	135,668	-	-	-	-	-	-	135,668

Robert Steele	2013	159,983	60,000	-	-	-	-	-	219,983
Chief Financial Officer	2012	110,713	-	-	-	-	-	-	110,713

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

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2013.

Director Compensation

No director of the Company received any compensation for services as director during the year ended December 31, 2013.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 25, 2014, there were 69,804,729 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Owned (%) (1)
Christopher Sabec	10,875,000	(2)	15.6%
Robert Steele	10,875,000		15.6%
Brett Johnson	362,500	(3)	*
All directors and named executive officers as a group (3 individuals)	22,112,500		31.7%

* Less than 1%.

1.	The percentage of class beneficially owned is based on 69,804,729 shares of common stock issued and outstanding as of March 21, 2014. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Represents shares held by Christopher Sabec Revocable Trust dated February 17, 2011.

3.	Represents 72,500 shares issuable upon exercise of warrants and 290,000 shares owned by BMJ Enterprises, which is owned by Mr. Johnson.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

Effective October 25, 2013, the Board of Directors of the Company dismissed Anton & Chia LLP (“A&C”) as its independent registered accounting firm and engaged HJ Associates & Consultants, LLP (“HJ”) to serve as its independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by HJ Associates & Consultants, LLP, and Anton & Chia, LLP, respectively for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$32,000	$34,000
Tax Fees	-	-
All Other Fees	-	-
Total	$32,000	$34,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Description	Incorporation By Reference
2.1	Agreement and Plan of Merger, dated October 25, 2013, among Rightscorp, Inc., Rightscorp Merger Acquisition Sub, Inc. and Rightscorp, Inc.	Filed as an exhibit to 8-K filed on October 28, 2013 and incorporated herein by reference.
3.1	Articles of Incorporation, as amended	Filed as an exhibit to our 8-K , filed on September 20, 2013 and incorporated herein by reference.
3.2	Bylaws	Filed as an exhibit to our Form S-1 Registration Statement, filed on December 30, 2010 and incorporated herein by reference.
10.1	Form of Warrant	Filed as an exhibit to our Form 8-K, filed on October 28, 2013 and incorporated herein by reference.
10.2	Form of Promissory Note (Rightscorp Delaware)	Filed as an exhibit to 8-K filed on October 28, 2013 and incorporated herein by reference.
10.3	Form of Note Amendment	Filed as an exhibit to 8-K filed on October 28, 2013 and incorporated herein by reference.
10.4	Purchase Agreement between the Company and the Investor named therein.	Filed as an exhibit to 8-K filed on March 10, 2014 and incorporated herein by reference.
16	Letter from Anton & Chia LLP	Filed as an exhibit to 8-K filed on October 28, 2013 and incorporated herein by reference.
21	Subsidiaries: Rightscorp, Inc., Delaware corporation
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: March 25, 2014	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer

Dated: March 25, 2014	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Christopher Sabec	Chief Executive Officer, President and Chairman	March 25, 2014
Christopher Sabec

/s/ Robert Steele	Chief Financial Officer, Chief Operating Officer,	March 25, 2014
Robert Steele	Chief Technology Officer, Director

/s/ Brett Johnson	Director	March 25, 2014
Brett Johnson

