Form 10-Q
period 2014-03-31
RIGHTSCORP, INC.
filed 2014-05-13
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number 000-55097

RIGHTSCORP, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1219445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3100 Donald Douglas Loop North Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 751-7510

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

As of May 12, 2014, the Company had 69,804,729 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Assets
Cash	$264,667	$36,331
Prepaid expenses	41,947	19,639
Total Current Assets	306,614	55,970
Other Assets
Fixed assets, net	65,425	56,453
Intangible assets, net	29,575	33,800
Total Assets	$401,614	$146,223

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$974,545	$928,304
Convertible notes payable, net of discount of $5,504 and $10,891	204,496	202,609
Total Current Liabilities	1,179,041	1,130,913
Total Liabilities	1,179,041	1,130,913

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 69,804,729 and 68,797,102 shares issued and outstanding, respectively	69,805	68,797
Common stock to be issued	851,000	380,000
Additional paid in capital	3,193,482	2,807,185
Accumulated deficit	(4,891,714)	(4,240,672)
Total stockholders’ deficit	(777,427)	(984,690)
Total Liabilities and Stockholders’ Deficit	$401,614	$146,223

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$188,933	$49,256

Operating expenses:
Copyright holder fees	94,467	24,628
General and administrative	692,015	272,282
Sales and marketing	31,308	14,635
Depreciation and amortization	11,599	7,409
Total operating expenses	829,389	318,954

Loss from operations	(640,456)	(269,698)

Other income (expenses):
Interest expense	(10,586)	(52,349)
Total non-operating expenses	(10,586)	(52,349)

Loss from operations before income taxes	(651,042)	(322,047)

Provision for income taxes	-	-

Net loss	$(651,042)	$(322,047)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	69,071,926	28,014,392

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net loss	$(651,042)	$(322,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,599	7,409
Common stock issued for services	27,375	20,270
Warrants issued for service & compensation	15,838	8,381
Amortization of discount on convertible debt	5,387	35,912
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	5,067	27,967
Decrease in other current asset	-	2,849
Increase in accounts payable and accrued liabilities	46,970	142,989
Net cash used in operating activities	(538,806)	(76,270)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	(16,346)	-
Net cash used in investing activities	(16,346)	-

Cash Flows from Financing Activities
Proceeds from convertible notes	-	79,980
Common stock issued for cash	312,488	-
Common stock to be issued for cash	471,000	-
Net cash provided by financing activities	783,488	79,980

Net increase in cash	228,336	3,710

Cash, beginning of period	36,331	10,049

Cash, end of period	$264,667	$13,759

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Warrants issued as discount on convertible debt	$-	$21, 738
Stock issued for conventional debt	$3,500	$-
Stock issued for convertible debt: accrued interest	$729	$-

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of the Business

The Company was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of March 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission on March 25, 2014.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 20, 2011) to March 31, 2014 of $4,891,714. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease development of operations.

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

Note 3 – Fixed Assets and Intangible Assets

As of March 31, 2014 and December 31, 2013, fixed assets and intangible assets consisted of the following:

	March 31, 2014	December 31, 2013
Furniture and equipment	$98,695	$82,349
Less accumulated depreciation	(33,270)	(25,896)
Fixed assets, net	$65,425	$56,453

	March 31, 2014	December 31, 2013
Intangible assets	84,500	84,500
Less accumulated depreciation	(54,925)	(50,700)
Intangible assets, net	$29,575	$33,800

Depreciation and amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $11,599 and $7,409, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of March 31, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Accrued payroll	443,346	$495,428
Accrued legal fees	273,153	239,015
Accrued interest	20,987	16,515
Other	237,059	177,346
Total	$974,545	$928,304

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements require the Company to repay the principal, together with 10% annual interest by the agreements’ expiration dates ranging between October 2, 2013 and July 2, 2014. The notes are secured and mature nine months from the issuance date. Until the maturity date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of $0.1276 per share. During the three months ended March 31, 2014, an aggregate of $3,500 of principal and $728 of interest was converted to 33,135 shares of restricted common stock.

In connection with the issuance the sale of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was amortized during the three months ended March 31, 2014, resulting in a final debt discount balance of $5,504 as of March 31, 2014.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of March 31, 2014 and December 31, 2013 outstanding convertible notes payable consisted of the following:

	March 31, 2014	December 31, 2013
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

Convertible Note Issued on 11/29/12
Original Principal: $6,500
Interest Rate: 10%
Maturity Date: 8/29/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	0	3,500

Convertible Note Issued on 9/26/13
Original Principal: $10,000.00
Interest Rate: 10%
Maturity Date: 6/26/14
Conversion price amended to $0.1276 on 10/4/13	10,000	10,000

Convertible Note Issued on 10/2/13
Original Principal: $50,000.00
Interest Rate: 10%
Maturity Date: 7/2/14
Conversion price amended to $0.1276 on 10/4/13	50,000	50,000

Total Outstanding Convertible Notes Payable	210,000	213,500
Less Debt Discount	5,504	10,891
	$204,496	$202,609

As of March 31, 2014, the annual maturities of outstanding convertible notes were $210,000 for the year ending December 31, 2014.

Note 6 – Capital Stock

The total number of shares of all classes of capital stock, which the Company is authorized to issue, is 260,000,000 shares, consisting of 250,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). The Board of Directors of the Company is authorized to provide for the issuance of shares of Preferred Stock in one or more series and to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and relative, participating, optional or other special rights, if any, if each series and the qualifications, limitations and restrictions thereof.

During the three months ended March 31, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Seaside 88, LP (the “Investor”), pursuant to which we agreed to sell, and the Investor agreed to purchase, up to 7,000,000 shares of common stock, in closings to be held monthly over a one-year period, subject to certain conditions. The initial closing under the Purchase Agreement, pursuant to which we sold to the Investor 835,530 shares of common stock at a purchase price of $0.374 per share for total proceeds of $312,488, occurred on March 7, 2014.

Subsequent closings will occur on a monthly basis, subject to certain conditions. We agreed to sell to the Investor, at each subsequent closing, 10% of the total number of shares of our common stock traded during the 20 trading days immediately preceding such closing, at a purchase price per share equal to the lower of (a) the average of the high and low trading prices of the common stock for the 5 consecutive trading days immediately prior to a closing date, multiplied by 0.50 and (b) the average of the high and low trading prices of the common stock for the trading day immediately prior to a closing date, multiplied by 0.55, provided that, no monthly closing will occur if the purchase price for such closing would be lower than $0.25 per share (the “Floor”). The failure to have a subsequent closing due to failure to meet the Floor will not impact any other subsequent closing. The Investor agreed not to engage in any short sales of our common stock while it holds any shares purchased under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time by providing written notice to the Investor.

During the three months ended March 31, 2014, we entered into a Consulting Agreement with John Carris Investments, LLC. We agreed to issue up to 300,000 shares of common stock in exchange for services per the Consulting Agreement. Upon execution of the agreement, we issued 75,000 shares of common stock for prepaid services at $0.73 per share.

During the three months ended March 31, 2014, we issued 63,939 shares of common stock to a note holder in a cashless conversion at $0.0862 per share. At time of conversion, the note was valued at $6,250 for outstanding principal and interest owed.

During the three months ended March 31, 2014, we issued 33,135 shares of common stock to a note holder in a note conversion at $0.1276 per share. At time of conversion, the note was valued at $4,228 for outstanding principal and interest owed.

During the three months ended March 31, 2014, we received $471,000 in funding from Hartford Equity per their financing agreement with the Company. We have reserved 942,000 shares of our common stock to be issued to Hartford.

During the three months ended March 31, 2014, we had a balance of $851,000 of common stock to be issued to Hartford Equity. $300,000 was received from Hartford Equity in 2013 in exchange for 600,000 shares of common stock per the financing agreement. $80,000 of debt related to the merger was assumed by Hartford Equity in exchange for 160,000 shares of common stock per the Subscription Agreement dated October 28, 2013. As of May 13, 2014, these shares have not been issued.

Note 7 – Stock Warrants

During the three months ended March 31, 2014, we issued warrants to purchase 50,000 shares of common stock. The shares were issued to an employee with an exercise price of $0.61 per share.

Using the Black-Scholes method, warrants issued during the three months ended March 31, 2014 were valued at $15,838. The following weighted-average assumptions were used in the Black-Scholes calculation:

March 31, 2014
Expected term (years)	5
Expected volatility	140%
Risk-free interest rate	1.66%
Dividend yield	0%

A summary of the Company’s warrant activity during the three months ended March 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	7,022,703	$0.65	4.80
Granted	50,000	$0.61	4.80
Exercised	(96,014)	$0.08	3.60
Forfeited	-	$-	-
Expired	-	$-	-
Balance outstanding, March 31, 3014	6,976,689	$0.25	2.92
Exercisable, March 31, 2014	6,976,689	$0.25	2.92

Note 8 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 9 – Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. for the three months ended March 31, 2014 and 2013, should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

The Company was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Results of Operations

Three months ended March 31, 2014 Compared To Three months ended March 31, 2013

We generated revenues of $188,933 during the three months ended March 31, 2014, an increase of $139,677 or 284% as compared to $49,256 for the three months ended March 31, 2013. This increase in revenue was driven by an increase in the number of copyrights for which we have contracts to detect infringements of, from approximately 18,000 on March 31, 2013 to approximately 60,000 on March 31, 2014.

We incurred operating expenses of $829,389 during the three months ended March 31, 2014, an increase of $510,435, as compared to $318,954 for the three months ended March 31, 2013. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased payroll expenses and fees paid to copyright holders in the period. General and administrative expenses were $692,015 for the period ended March 31, 2014, compared to $272,282 for the three months ended March 31, 2013, an increase of $419,733 due to increased wages expenses, professional and investment banking fees, and travel and other expenses related to securing financing. Sales and marketing costs were $31,308 for the period ended March 31, 2014 compared to $14,635 for the three months ended March 31, 2013, an increase of $16,673 due to increased presence at industry conferences to meet potential clients. Depreciation and amortization expenses were $11,599 during the three months ended March 31, 2014, an increase of $4,190, as compared to $7,409 for the three months ended March 31, 2013.

Other expense totaled $10,586 during the three months ended March 31, 2014, a decrease of $41,763 from the three months ended March 31, 2013, due to decreased interest owed on convertible notes used to finance our operations.

As a result of the foregoing, during the three months ended March 31, 2014, we recorded a net loss of $651,042 compared to $322,047 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had cash and equivalents of $264,667, which we estimate will be sufficient to sustain our operations for two months. We expect that it will take approximately $1,500,000 to operate the Company over the next 12 months. We anticipate that $750,000 in needed capital will come from the remaining $750,000 available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. We anticipate the additional $750,000 will come from the Seaside 88 financing which we entered into in March 2014. Our revenues continue to increase, which generate cashflow reducing the need for financing. It is possible that the Company could become cashflow positive from operations in 2014 no longer requiring financing to offset negative cashflows.

3

Our current cash requirements are significant based upon our plan to develop our intellectual property and grow our business. Beyond the financing transactions entered into with Hartford Equity Inc. and Seaside 88, we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional financing sooner than anticipated. There are no assurances that we will be able to raise such required working capital on favorable terms, or that such working capital will be available on any terms when needed. The terms of such additional financing may result in substantial dilution to existing shareholders. Any failure to secure additional financing may force the Company to modify its business plan. In addition, we cannot be assured of profitability in the future.

We had cash and equivalents of $264,667 and $36,331 at March 31, 2014 and December 31, 2013, respectively.

Operating Activities

During the three months ended March 31, 2014, we used $538,806 of cash in operating activities. Non-cash adjustments included $11,599 related to the depreciation and amortization, $27,375 for common stock issued for services, $15,838 for warrants issued to employee, $5,387 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $52,037.

During the three months ended March 31, 2013, we used $76,270 of cash in operating activities. Non-cash adjustments included $7,409 related to the depreciation and amortization, $20,270 for common stock issued for services, $8,381 warrants issued for services, $35,912 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $173,805.

Investing Activities

During the three months ended March 31, 2014, we acquired equipment in the aggregate amount of $16,346 related to office operations.

Financing Activities

Financing activities provided $783,488 to us during the three months ended March 31, 2014. We received $312,488 in proceeds from common stock issued for cash, and $471,000 in proceeds from common stock to be issued for cash. During the three months ended March 31, 2013, financing activities provided $79,980 in proceeds from convertible notes. As of March 31, 2014, we had an accumulated deficit of $4,891,714.

Critical Accounting Policies and Estimates

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

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

4

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended March 31, 2014, the Company issued 75,000 shares of its common stock for prepaid services.

During the three months ended March 31, 2014, we issued 63,939 shares of common stock upon the conversion of a convertible note at a conversion price of $0.0862 per share.

During the three months ended March 31, 2014, we issued 33,135 shares of common stock upon conversion of a convertible note at a conversion price of $0.1276 per share.

During the three months ended March 31, 2014, we received $471,000 in funding from Hartford Equity per their financing agreement with the Company. We have reserved 942,000 shares of our common stock to be issued to Hartford.

During the three months ended March 31, 2014, we issued warrants to purchase 50,000 shares of common stock with an exercise price of $0.61 to an employee for services.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: May 13, 2014	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer

Dated: May 13, 2014	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer

7