Form 10-Q
period 2014-06-30
RIGHTSCORP, INC.
filed 2014-08-13
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 13, 2014, the Company had 75,781,031 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Assets
Cash	$767,581	$36,331
Prepaid expenses	9,504	19,639
Total Current Assets	777,085	55,970
Other Assets
Fixed assets, net	73,857	56,453
Intangible assets, net	25,350	33,800
Total Assets	$876,292	$146,223

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$900,846	$928,304
Convertible notes payable, net of discount of $100 and $10,891	209,900	202,609
Total Current Liabilities	1,110,746	1,130,913
Total Liabilities	1,110,746	1,130,913

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 75,117,358 and 68,797,102 shares issued and outstanding, respectively	75,118	68,797
Common stock to be issued	380,000	380,000
Stock subscription payable	(5,000)	-
Additional paid in capital	4,961,382	2,807,185
Accumulated deficit	(5,645,954)	(4,240,672)
Total stockholders’ deficit	(234,453)	(984,690)
Total Liabilities and Stockholders’ Deficit	$876,292	$146,223

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$251,481	$52,670	$440,414	$101,926

Operating expenses:
Copyright holder fees	125,740	26,335	220,207	50,963
General and administrative	832,334	375,579	1,524,349	647,861
Sales and marketing	24,248	28,083	55,556	42,718
Depreciation and amortization	12,758	8,133	24,357	15,542
Total operating expenses	995,080	438,130	1,824,469	757,084

Loss from operations	(743,599)	(400,142)	(1,384,055)	(669,840)

Other expenses:
Interest expense	(10,640)	(87,788)	(21,226)	(140,137)
Total other expenses	(10,640)	(87,788)	(21,226)	(140,137)

Loss from operations before income taxes	(754,239)	(473,248)	(1,405,282)	(795,295)

Provision for income taxes	-	-	-	-

Net loss	$(754,239)	$(473,248)	$(1,405,282)	$(795,295)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares – basic and diluted	71,921,185	28,641,418	70,504,426	29,192,679

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net loss	$(1,405,282)	$(795,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	24,357	15,542
Common stock issued for service	214,510	54,054
Warrants issued for service & compensation	15,838	72,029
Amortization of discount on convertible debt	10,791	104,142
Changes in operating assets and liabilities:
Increase in prepaid expense	10,135	3,314
Decrease in other current asset	-	5,698
Increase (decrease) in accounts payable and accrued liabilities	(26,728)	237,645
Net cash used in operating activities	(1,156,379)	(302,871)

Cash Flows from Investing Activities
Purchases of equipment and furniture	(33,312)	(8,699)
Net cash used in investing activities	(33,312)	(8,699)

Cash Flows from Financing Activities
Proceeds from convertible notes	-	324,980
Repayment of convertible notes	-	(50,000)
Common stock issued for cash	1,896,574	-
Proceeds from the exercise of warrants	24,367	-
Proceeds from related party debt	-	200,000
Net cash provided by financing activities	1,920,941	474,980

Net increase in cash	731,250	163,410

Cash, beginning of period	36,331	10,049

Cash, end of period	$767,581	$173,460

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$3,500	$-
Stock issued for convertible debt: accrued interest	$729
Stock issued for subscription payable	$5,000	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified from prior periods to properly reflect the nature of the accounts.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 20, 2011) to June 30, 2014 of $5,645,954. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Fixed Assets and Intangible Assets

As of June 30, 2014 and December 31, 2013, fixed assets and intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
Furniture and equipment	$115,661	$82,349
Less accumulated depreciation	(41,803)	(25,896)
Fixed assets, net	$73,857	$56,453

	June 30, 2014	December 31, 2013
Intangible assets	$84,500	$84,500
Less accumulated depreciation	(59,150)	(50,700)
Intangible assets, net	$25,350	$33,800

Depreciation and amortization expense for the six months ended June 30, 2014 and June 30, 2013 was $24,357 and $15,542, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of June 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accrued payroll	$383,370	$495,428
Accrued legal fees	304,835	239,015
Accrued interest	26,222	16,515
Other	186,419	177,346
Total	$900,846	$928,304

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements require the Company to repay the principal, together with 10% annual interest by the agreements’ expiration dates ranging between October 2, 2013 and July 2, 2014. The notes are secured and mature nine months from the issuance date. Until the maturity date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of $0.1276 per share. During the six months ended June 30, 2014, an aggregate of $3,500 of principal and $728 of interest was converted to 33,135 shares of restricted common stock.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was amortized during the six months ended June 30, 2014, resulting in a final debt discount balance of $100 as of June 30, 2014.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of June 30, 2014 and December 31, 2013 outstanding convertible notes payable consisted of the following:

	June 30, 2014	December 31, 2013
Convertible Note Issued on 8/6/12
Original Principal: $100,000
Interest Rate: 10%
Maturity Date: 5/6/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	$100,000	$100,000

Convertible Note Issued on 10/25/12
Original Principal: $50,000
Interest Rate: 10%
Maturity Date: 7/25/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	50,000	50,000

Convertible Note Issued on 11/29/12
Original Principal: $6,500
Interest Rate: 10%
Maturity Date: 8/29/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	0	3,500

Convertible Note Issued on 9/26/13
Original Principal: $10,000
Interest Rate: 10%
Maturity Date: 6/26/14, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	10,000	10,000

Convertible Note Issued on 10/2/13
Original Principal: $50,000
Interest Rate: 10%
Maturity Date: 7/2/14, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	50,000	50,000

Total Outstanding Convertible Notes Payable	210,000	213,500
Less Debt Discount	100	10,891
	$209,900	$202,609

As of June 30, 2014, the annual maturities of outstanding convertible notes were $210,000 for the year ending December 31, 2014.

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

●	During the six months ended June 30, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Seaside 88, LP (the “Investor”), pursuant to which we agreed to sell, and the Investor agreed to purchase, up to 7,000,000 shares of common stock, in closings to be held monthly over a one-year period, subject to certain conditions. The initial closing under the Purchase Agreement, pursuant to which we sold to the Investor 835,530 shares of common stock at a purchase price of $0.374 per share for total proceeds of $312,488, occurred on March 7, 2014.

Subsequent closings will occur on a monthly basis over a one-year period, subject to certain conditions. We agreed to sell to the Investor, at each subsequent closing, 10% of the total number of shares of our common stock traded during the 20 trading days immediately preceding such closing, at a purchase price per share equal to the lower of (a) the average of the high and low trading prices of the common stock for the 5 consecutive trading days immediately prior to a closing date, multiplied by 0.50 and (b) the average of the high and low trading prices of the common stock for the trading day immediately prior to a closing date, multiplied by 0.55, provided that, no monthly closing will occur if the purchase price for such closing would be lower than $0.25 per share (the “Floor”). The failure to have a subsequent closing due to failure to meet the Floor will not impact any other subsequent closing. The Investor agreed not to engage in any short sales of our common stock while it holds any shares purchased under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time by providing written notice to the Investor. During the three months ended June 30, 2014, we issued 1,145,740 shares of common stock to the Investor for total proceeds of $333,135.

●	During the six months ended June 30, 2014, we entered into a Consulting Agreement with an Investment Bank. We agreed to issue up to 300,000 shares of common stock in exchange for services per the Consulting Agreement. Upon execution of the agreement, we issued 75,000 shares of common stock for prepaid services at $0.73 per share. The agreement was cancelled on May 1, 2014. We are not obligated to issue any more shares.

●	During the six months ended June 30, 2014, we issued 334,711 shares of common stock to note holders in a cashless conversion at $0.0862 per share.

●	During the six months ended June 30, 2014, we issued 282,117 shares of common stock upon exercise for warrants at an exercise price of $0.0862 per share for total proceeds of $24,367.

●	During the six months ended June 30, 2014, we issued 33,135 shares of common stock to a note holder in a note conversion at $0.1276 per share. At the time of conversion, the note was valued at $4,228 for outstanding principal and interest owed.

●	During the six months ended June 30, 2014, we issued 1,370,000 shares of common stock to multiple investors at $0.25 per share for total proceeds of $342,500.

●	During the six months ended June 30, 2014, we received $921,000 in funding from Hartford Equity per their financing agreement with the Company. We have issued 1,842,000 shares of our common stock to Hartford.

●	During the six months ended June 30, 2014, we had a balance of $380,000 of common stock to be issued to Hartford Equity. $300,000 was received from Hartford Equity in 2014 in exchange for 600,000 shares of common stock per the financing agreement. $80,000 of debt related to the merger was assumed by Hartford Equity in exchange for 160,000 shares of common stock per the Subscription Agreement dated October 28, 2013. As of August 13, 2014, all of the 760,000 shares have not been issued.

Note 7 – Stock Warrants

During the six months ended June 30, 2014, we issued warrants to purchase 50,000 shares of common stock. The shares were issued to an employee with an exercise price of $0.61 per share.

Using the Black-Scholes method, warrants issued during the six months ended June 30, 2014 were valued at $15,838. The following weighted-average assumptions were used in the Black-Scholes calculation:

June 30, 2014
Expected term (years)	5
Expected volatility	140%
Risk-free interest rate	1.66%
Dividend yield	0%

A summary of the Company’s warrant activity during the six months ended June 30, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	7,022,703	$0.65	4.80
Granted	50,000	$0.61	4.55
Exercised	(680,671)	$0.09	3.07
Forfeited	-	$-	-
Expired	-	$-	-
Balance outstanding, June 30, 2014	6,392,032	$0.27	2.68
Exercisable, June 30, 2014	6,392,032	$0.42	2.68

Note 8 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 9 – Subsequent Events

Subsequent to the end of the period we issued 39,974 shares of common stock upon exercise for warrants at an exercise price of $0.0862 per share for total proceeds of $3,446, 100,000 shares of common stock to an accredited investor at $0.25 per share for total proceeds of $25,000, and 523,699 shares of common stock issued for services valued at $204,243.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) for the six months ended June 30, 2014 and 2013, should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Results of Operations

Three Months ended June 30, 2014 Compared To Three Months ended June 30, 2013

We generated revenues of $251,481 during the three months ended June 30, 2014, an increase of $198,811 or 377% as compared to $52,670 for the three months ended June 30, 2013. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 21,000 on June 30, 2013 to approximately 100,000 on June 30, 2014.

We incurred operating expenses of $995,080 during the three months ended June 30, 2014, an increase of $556,950 as compared to $438,130 for the three months ended June 30, 2013. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased payroll expenses and fees paid to copyright holders in the period. General and administrative expenses were $832,334 for the three months ended June 30, 2014, compared to $375,579 for the three months ended June 30, 2013, an increase of $456,755 due to increased wages expenses, professional and investment banking fees, and travel and other expenses related to securing financing. Sales and marketing costs were $24,248 for the period ended June 30, 2014 compared to $28,083 for the three months ended June 30, 2013, a decrease of $3,835. Depreciation and amortization expenses were $12,758 during the three months ended June 30, 2014, an increase of $4,625, as compared to $8,133 for the three months ended June 30, 2013.

Other expense totaled $10,640 during the three months ended June 30, 2014, a decrease of $77,149 from the three months ended June 30, 2013, due to decreased interest owed on convertible notes used to finance our operations.

As a result of the foregoing, during the three months ended June 30, 2014, we recorded a net loss of $754,239 compared to $473,248 for the three months ended June 30, 2013.

Six Months ended June 30, 2014 Compared To Six Months ended June 30, 2013

We generated revenues of $440,414 during the six months ended June 30, 2014, an increase of $338,488 or 332% as compared to $101,926 for the six months ended June 30, 2013. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 21,000 on June 30, 2013 to approximately 100,000 on June 30, 2014.

We incurred operating expenses of $1,824,469 during the six months ended June 30, 2014, an increase of $1,067,385, as compared to $757,084 for the six months ended June 30, 2013. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased payroll expenses and fees paid to copyright holders in the period. General and administrative expenses were $1,524,349 for the period ended June 30, 2014, compared to $647,861 for the six months ended June 30, 2013, an increase of $876,488 due to increased wages expenses, professional and investment banking fees, and travel and other expenses related to securing financing. Sales and marketing costs were $55,556 for the period ended June 30, 2014 compared to $42,718 for the six months ended June 30, 2013, an increase of $12,838 due to increased presence at industry conferences to meet potential clients. Depreciation and amortization expenses were $24,357 during the six months ended June 30, 2014, an increase of $8,815, as compared to $15,542 for the six months ended June 30, 2013.

3

Other expense totaled $21,226 during the six months ended June 30, 2014, a decrease of $118,912 from the six months ended June 30, 2013, due to decreased interest owed on convertible notes used to finance our operations.

As a result of the foregoing, during the six months ended June 30, 2014, we recorded a net loss of $1,405,282 compared to $795,295 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014 we had cash and equivalents of $767,581, which we estimate will be sufficient to sustain our operations for four months. We expect that it will take approximately $1,800,000 to operate the Company over the next 12 months. We anticipate that $300,000 in needed capital will come from the remaining $300,000 available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. We anticipate the additional $600,000 will come from the Seaside 88 financing which we entered into in March 2014 or from seeking other sources of financing, as discussed below; however, Seaside 88’s obligation to purchase additional shares is subject to certain conditions, including a minimum market price for our common stock, that may not be met. Our revenues continue to increase, which generate cashflow reducing the need for financing. It is possible that the Company could become cashflow positive from operations in 2014 no longer requiring financing to offset negative cashflows.

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

We had cash and equivalents of $767,581 and $36,331 at June 30, 2014 and December 31, 2013, respectively.

Operating Activities

During the six months ended June 30, 2014, we used $1,156,379 of cash in operating activities. Non-cash adjustments included $24,357 related to the depreciation and amortization, $214,510 for common stock issued for services, $15,838 for warrants issued to employee, $10,791 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $16,593.

During the six months ended June 30, 2013, we used $302,871 of cash in operating activities. Non-cash adjustments included $15,542 related to the depreciation and amortization, $54,054 for common stock issued for services, $72,029 warrants issued for services, $104,142 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $246,657.

Investing Activities

During the six months ended June 30, 2014, we acquired equipment in the aggregate amount of $33,312 related to office operations. During the six months ended June 30, 2013, we acquired equipment in the aggregate amount of $8,699 related to office operations.

Financing Activities

Financing activities provided $1,920,941 to us during the six months ended June 30, 2014. We received $1,896,574 in proceeds from common stock issued for cash, and $24,367 in proceeds from common stock to be issued for cash. During the six months ended June 30, 2013, financing activities provided $474,981. We received $324,980 in proceeds from convertible notes, and $20,000 in proceeds from related party debt. As of June 30, 2014, we had an accumulated deficit of $5,645,954.

4

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended June 30, 2014, the Company issued 382,000 shares of its common stock for services.

During the three months ended June 30, 2014, we issued 552,889 shares of common stock upon warrant exercises at a price of $0.0862 per share.

During the three months ended June 30, 2014, we issued 4,377,740 of common stock to multiple accredited investors per their financing agreements with the Company for aggregate gross proceeds of $1,601,635.

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

RIGHTSCORP, INC.

Dated: August 13, 2014	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 13, 2014	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer (principal financial and accounting officer)

7