Form 10-Q
period 2014-09-30
RIGHTSCORP, INC.
filed 2014-11-14
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 12, 2014, the Company had 90,602,503 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Assets
Cash	$2,646,388	$36,331
Prepaid expenses	355,316	19,639
Total Current Assets	3,001,704	55,970
Other Assets
Fixed assets, net	106,325	56,453
Intangible assets, net	21,125	33,800
Total Assets	$3,129,154	$146,223

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$455,058	$928,304
Convertible notes payable, net of discount of $0 and $10,891	60,000	202,609
Derivative liabilities	3,208,473	-
Total Current Liabilities	3,723,531	1,130,913
Total Liabilities	3,723,531	1,130,913

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 90,171,469 and 68,797,102 shares issued and outstanding, respectively	90,171	68,797
Common stock to be issued	-	380,000
Stock subscription payable	(250,000)	-
Additional paid in capital	6,105,646	2,807,185
Accumulated deficit	(6,540,194)	(4,240,672)
Total stockholders’ deficit	(594,377)	(984,690)
Total Liabilities and Stockholders’ Deficit	$3,129,154	$146,223

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$248,387	$64,949	$688,801	$166,875

Operating expenses:
Copyright holder fees	124,194	32,474	344,401	83,437
General and administrative	913,151	445,502	2,437,500	1,093,363
Sales and marketing	16,872	25,242	72,428	67,960
Depreciation and amortization	14,951	8,010	39,308	23,552
Total operating expenses	1,069,168	511,228	2,893,637	1,268,312

Loss from operations	(820,781)	(446,279)	(2,204,836)	(1,101,437)

Other expenses:
Interest expense	(5,009)	(72,519)	(26,235)	(212,656)
Gain on Settlements	169,950	-	169,950	-
Loss on derivative liability	(238,401)	-	(238,401)	-
Total other expenses	(73,460)	(72,519)	(94,686)	(212,656)

Loss from operations before income taxes	(894,241)	(518,798)	(2,299,522)	(1,314,093)

Provision for income taxes	-	-	-	-

Net loss	$(894,241)	$(518,798)	$(2,299,522)	$(1,314,093)

Net loss per share – basic and diluted	(0.01)	$(0.01)	(0.03)	(0.02)

Weighted average common shares – basic and diluted	77,246,760	60,513,010	72,792,882	60,284,914

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net loss	$(2,299,522)	$(1,314,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	39,308	23,552
Common stock issued for service	374,246	74,324
Stock compensation expense	40,205	-
Warrants issued for service & compensation	-	91,947
Loss on derivative liabilities	238,401	-
Gain on settlement	(169,950)	-
Amortization of discount on convertible debt	10,891	150,034
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	9,764	3,893
Decrease in other current asset	-	5,698
Increase in accounts payable and accrued liabilities	(52,881)	331,160
Accrued Interest	(100,287)	-
Net cash used in operating activities	(1,909,825)	(633,485)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	(76,505)	(8,699)
Net cash used in investing activities	(76,505)	(8,699)

Cash Flows from Financing Activities
Proceeds from convertible notes	-	484,980
Repayment of convertible notes	(100,000)	(80,000)
Proceeds from notes payable	-	150,000
Common stock issued for cash	1,961,573	-
Proceeds from sale of common stock and warrants	2,707,001	-
Warrant conversion	27,813	-
Proceeds from related party debt	-	200,000
Net cash provided by financing activities	4,596,387	754,980

Net increase in cash	2,610,057	112,796

Cash, beginning of period	36,331	10,049

Cash, end of period	$2,646,388	$122,845

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$53,500	$-
Stock issued for convertible debt: accrued interest	$729
Stock issued for subscription payable	$250,000	$-
Warrants issued as discount on convertible debt	$-	$131,927
Cashless exercise of warrant	$335	$-
Stock issued for prepaid expense	$585,177	$-
Extinguishment of related party debt	$149,400	$-
Stock issued for common stock payable	$380,000	$-

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of the Business

The Company was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware (completed on October 25, 2013) is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” we measure certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a cumulative net loss from inception (January 20, 2011) to September 30, 2014 of $6,540,194. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Fixed Assets and Intangible Assets

As of September 30, 2014 and December 31, 2013, fixed assets and intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
Furniture and equipment	$158,854	$82,349
Less accumulated depreciation	(52,529)	(25,896)
Fixed assets, net	$106,325	$56,453

	September 30, 2014	December 31, 2013
Intangible assets	84,500	84,500
Less accumulated depreciation	(63,375)	(50,700)
Intangible assets, net	$21,125	$33,800

Depreciation and amortization expense for the nine months ended September 30, 2014 and September 30, 2013 was $39,308 and $23,552, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of September 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accrued payroll	221,821	$495,428
Accrued legal fees	47,754	239,015
Accrued interest	5,912	16,515
Other	179,571	177,346
Total	455,058	$928,304

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of the notes ranging between October 2, 2013 and July 2, 2014. The notes are secured and mature nine months from the issuance date. Until the maturity date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of $0.1276 per share. During the nine months ended September 30, 2014, an aggregate of $100,000 of principal and $25,219 of interest was repaid, and an aggregate of $53,500 of principal and $728 of interest was converted to 425,008 shares of restricted common stock.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was fully amortized during the nine months ended September 30, 2014, resulting in a final debt discount balance of $0 as of September 30, 2014.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of September 30, 2014 and December 31, 2013 outstanding convertible notes payable consisted of the following:

	September 30, 2014	December 31, 2013
Convertible Note Issued on 8/6/12
Original Principal: $100,000
Interest Rate: 10%
Maturity Date: 5/6/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	$0	$100,000

Convertible Note Issued on 10/25/12
Original Principal: $50,000
Interest Rate: 10%
Maturity Date: 7/25/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	0	50,000

Convertible Note Issued on 11/29/12
Original Principal: $6,500
Interest Rate: 10%
Maturity Date: 8/29/13, extended on a monthly basis per verbal contract
Conversion price amended to $0.1276 on 10/4/13	0	3,500

Convertible Note Issued on 9/26/13
Original Principal: $10,000
Interest Rate: 10%
Maturity Date: 6/26/14
Conversion price amended to $0.1276 on 10/4/13	10,000	10,000

Convertible Note Issued on 10/2/13
Original Principal: $50,000
Interest Rate: 10%
Maturity Date: 7/2/14
Conversion price amended to $0.1276 on 10/4/13	50,000	50,000

Total Outstanding Convertible Notes Payable	60,000	213,500
Less Debt Discount	0	10,891
	$60,000	$202,609

As of September 30, 2014, the annual maturities of outstanding convertible notes were $60,000 for the year ending December 31, 2014.

Note 6 – Derivative Liability

The Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of the newly issued and outstanding warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than exercise price of these warrants. If these provisions are triggered, the exercise price of the warrant will be reduced. As a result, the Company has determined that the exercise feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the exercise feature of the warrants and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants.

At origination, the Company valued the conversion features using the following assumptions: stock price of $0.315 and annualized volatility of 121%. The Company determined that at origination the liability related to the warrants issued was $3,192,314 that was $222,242 greater than the transaction value and was expensed at the time of orginination.

At September 30, 2014, the Company revalued the conversion features using the following assumptions: stock price of $0.32 and annualized volatility of 120%, and determined that, during the nine months ended September 30, 2014, the Company’s derivative liability increased by $16,159 to $3,208,473. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation during the three and nine months period.

Note 7 – Capital Stock

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

During the nine months ended September 30, 2014, we entered into a securities purchase agreement (the “March 2014 Purchase Agreement”) with Seaside 88, LP (“Seaside”), pursuant to which we agreed to sell, and Seaside agreed to purchase, up to 7,000,000 shares of common stock, in closings to be held monthly over a one-year period, subject to certain conditions. The initial closing under the March 2014 Purchase Agreement, pursuant to which we sold to Seaside 835,530 shares of common stock at a purchase price of $0.374 per share for total proceeds of $312,488, occurred on March 7, 2014.

The parties agreed that subsequent closings under the March 2014 Purchase Agreement will occur on a monthly basis over a one-year period, subject to certain conditions. We agreed to sell to Seaside, at each subsequent closing, 10% of the total number of shares of our common stock traded during the 20 trading days immediately preceding such closing, at a purchase price per share equal to the lower of (a) the average of the high and low trading prices of the common stock for the 5 consecutive trading days immediately prior to a closing date, multiplied by 0.50 and (b) the average of the high and low trading prices of the common stock for the trading day immediately prior to a closing date, multiplied by 0.55, provided that, no monthly closing will occur if the purchase price for such closing would be lower than $0.25 per share (the “Floor”). The failure to have a subsequent closing due to failure to meet the Floor will not impact any other subsequent closing. Seaside agreed not to engage in any short sales of our common stock while it holds any shares purchased under the March 2014 Purchase Agreement. The Company has the right to terminate the March 2014 Purchase Agreement at any time by providing written notice to Seaside. Pursuant to two subsequent closings since the initial closing, we issued 1,145,740 shares of common stock to Seaside for total proceeds of $333,135.

During the nine months ended September 30, 2014, we entered into a consulting agreement with an investment bank. We agreed to issue up to 300,000 shares of common stock in exchange for services per the consulting agreement. Upon execution of the agreement, we issued 75,000 shares of common stock for prepaid services at $0.73 per share. The agreement was cancelled on May 1, 2014. We are not obligated to issue any more shares under the consulting agreement.

During the nine months ended September 30, 2014, we entered into a unit subscription agreement with certain accredited investors for the sale of Units (the “Unit Offering”), with each Unit consisting of ten thousand shares of common stock and warrants to purchase fifteen thousand shares of Common Stock. The purchase price was $2,500 per Unit with a minimum investment of ten units. The Company initially sold an aggregate of 1,060.8 Units in this offering and received aggregate gross proceeds of $2,652,000. The warrants are exercisable commencing on the closing date of September 24, 2014, carry an exercise price of $0.25 per share and are exercisable for a period of five years. Subsequent to September 24, 2014, an additional investment by two other investors was made, in which the Company received gross proceeds of $55,000 and issued an additional twenty-two Units. As of September 30, 2014, the Company had received a fully executed subscription agreement for an additional $275,000 from two additional investors for the purchase of an additional 110 Units. Following receipt of the funds therefor, the aggregate gross proceeds received by the Company was $2,982,000 in consideration for the issuance of an aggregate of 1,192.8 Units. The Company also granted to the investors, in the event that it issues any shares of common stock or securities exercisable for, or convertible into, shares of common stock within eighteen months after the closing date, the right to participate in up to an amount of the subsequent financing such that such investor’s beneficial ownership of the Company on a fully diluted basis immediately following such subsequent financing would not be less than its beneficial ownership of the Company solely based on such investor’s investment in the Unit Offering on the same terms, conditions and price provided for in the subsequent financing.

During the nine months ended September 30, 2014, we issued 656,802 shares of common stock upon exercise for warrants at an exercise price of $0.0862 per share for total proceeds of $27,766.

During the nine months ended September 30, 2014, we issued 425,008 shares of common stock to note holders in note conversions at $0.1276 per share. At the time of conversion, the notes were valued at $54,228 for outstanding principal and interest owed.

During the nine months ended September 30, 2014, we issued 1,530,000 shares of common stock to multiple investors at $0.25 per share for total proceeds of $382,500.

During the nine months ended September 30, 2014, we issued 2,442,000 shares of our common stock to Hartford Equity at $0.50 per share for total proceeds of $1,221,000.

In connection with the reverse acquisition completed on October 25, 2013, $80,000 of debt was assumed by Hartford Equity in exchange for 160,000 shares of common stock. As of September 30, 2014, all of the 160,000 shares have been issued.

Note 8 – Stock Options and Warrants

Stock Options

On August 18, 2014, the Company granted 359,988 options with an exercise price of $0.38 per share under the 2014 Incentive Stock Plan.

Stock-based compensation expense related to vested options was $24,367 during nine months ended September 30, 2014. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the nine months ended September 30, 2014:

September 30, 2014
Expected term (years)	9.89
Expected volatility	98%
Risk-free interest rate	0
Dividend yield	0%

The stock option activity for the nine months ended September 30, 2014 is as follows:

	Options of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	-	$-	-
Granted	359,988	0.38	9.89
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2014	359,988	$0.38	9.89
Exercisable, September 30, 2014	64,999	$0.38	9.89

Warrants

During the nine months ended September 30, 2014, we issued warrants to purchase 17,942,000 shares of common stock, including 50,000 warrants issued to an employee with an exercise price of $0.61 per share and 17,892,000 warrants to multiple investors with an exercise price of $0.25 per share.

Using the Black-Scholes method, warrants issued during the nine months ended September 30, 2014 were valued at $4,356,245. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2014
Expected term (years)	5
Expected volatility	98-140%
Risk-free interest rate	1.66-1.82%
Dividend yield	0%

A summary of the Company’s warrant activity during the nine months ended September 30, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	7,022,703	$0.65	4.80
Granted	17,942,000	0.25	4.98
Exercised	(720,645)	0.09	2.85
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, September 30, 2014	24,244,058	$0.25	4.31
Exercisable, September 30, 2014	24,244,058	$0.25	4.31

During the nine months ended September 30, 2014, we recognized stock compensation of $15,838.

Note 9 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(3,208,473)	$-	$-	$(3,208,473)

(1) The derivative is calculated using the multinomial lattice and scenario model.

Note 11 – Subsequent Events

Subsequent to the end of the period we issued 431,034 shares of common stock shares to a note holder in note conversions at $0.1276 per share. At the time of conversion, the note was valued at $55,000 for outstanding principal and interest owed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) for the nine months ended September 30, 2014 and 2013, should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

The Company was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware (completed on October 25, 2013) is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Results of Operations

Three Months ended September 30, 2014 Compared To Three Months ended September 30, 2013

We generated revenues of $248,387 during the three months ended September 30, 2014, an increase of $183,438 or 282% as compared to $64,949 for the three months ended September 30, 2013. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 21,000 on September 30, 2013 to approximately 160,000 on September 30, 2014. For the three months ended September 30, 2014 the demands on our computer systems due to increase in copyrights ingested exceeded their capacity. Upon our receipt of the additional financing (see “Financing Activities”), we placed orders for additional equipment and bandwidth to meet these demands. In the quarter, management was also focused on the capital raise as opposed to revenue growth.

We incurred operating expenses of $1,069,168 during the three months ended September 30, 2014, an increase of $557,940 as compared to $511,228 for the three months ended September 30, 2013. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased payroll expenses and fees paid to copyright holders in the period. General and administrative expenses were $913,151 for the three months ended September 30, 2014, compared to $445,502 for the three months ended September 30, 2013, an increase of $467,649 due to increased wages expenses, professional and investment banking fees, and travel and other expenses related to securing financing. Sales and marketing costs were $16,872 for the three months ended September 30, 2014 compared to $25,242 for the three months ended September 30, 2013, a decrease of $8,370. Depreciation and amortization expenses were $14,951 during the three months ended September 30, 2014, an increase of $6,941, as compared to $8,010 for the three months ended September 30, 2013.

Interest expense totaled $5,009 during the three months ended September 30, 2014, a decrease of $67,510 from the three months ended September 30, 2013, due to decreased interest owed on convertible notes used to finance our operations. We had a loss on derivative liability of $238,401 during the three months ended September 30, 2014. We also had a gain on settlement of $169,950 during the three months ended September 30, 2014.

As a result of the foregoing, during the three months ended September 30, 2014, we recorded a net loss of $894,241 compared to $518,798 for the three months ended September 30, 2013.

Nine months ended September 30, 2014 Compared To Nine months ended September 30, 2013

We generated revenues of $688,801 during the nine months ended September 30, 2014, an increase of $521,926 or 313% as compared to $166,875 for the nine months ended September 30, 2013. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 21,000 on September 30, 2013 to approximately 160,000 on September 30, 2014.

We incurred operating expenses of $2,893,637 during the nine months ended September 30, 2014, an increase of $1,625,325, as compared to $1,268,312 for the nine months ended September 30, 2013. We pay copyright holders a percentage of the revenue we collect. This increase was due to increased payroll expenses and fees paid to copyright holders in the period. General and administrative expenses were $2,437,500 for the nine months ended September 30, 2014, compared to $1,093,363 for the nine months ended September 30, 2013, an increase of $1,344,137 due to increased wages expenses, professional and investment banking fees, and travel and other expenses related to securing financing. Sales and marketing costs were $344,401 for the nine months ended September 30, 2014 compared to $83,437 for the nine months ended September 30, 2013, an increase of $260,966 due to increased presence at industry conferences to meet potential clients. Depreciation and amortization expenses were $39,308 during the nine months ended September 30, 2014, an increase of $15,756, as compared to $23,552 for the nine months ended September 30, 2013.

Interest expense totaled $26,235 during the nine months ended September 30, 2014, a decrease of $186,421 from the nine months ended September 30, 2013, due to decreased interest owed on convertible notes used to finance our operations. We had a loss on derivative liability of $238,401 during the nine months ended September 30, 2014.We also had a gain on settlement of $169,950 during the nine months ended September 30, 2014.

As a result of the foregoing, during the nine months ended September 30, 2014, we recorded a net loss of $2,299,522 compared to $1,314,093 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014 we had cash and equivalents of $2,646,388. We expect that we will require $2,200,000 to operate the Company over the next 12 months. Our revenues continue to increase, which generate cashflow reducing the need for financing.

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

We had cash and equivalents of $2,646,388 and $36,331 at September 30, 2014 and December 31, 2013, respectively.

Operating Activities

During the nine months ended September 30, 2014, we used $1,909,825 of cash in operating activities. Non-cash adjustments included $39,308 related to the depreciation and amortization, $374,246 for common stock issued for services, gain on settlement of $169,950, loss on derivative liabilities of $238,401, stock compensation of $40,205, $10,891 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $213,067.

During the nine months ended September 30, 2013, we used $633,485 of cash in operating activities. Non-cash adjustments included $23,552 related to the depreciation and amortization, $74,324 for common stock issued for services, $91,947 warrants issued for services, $150,034 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $340,751.

Investing Activities

During the nine months ended September 30, 2014, we acquired equipment in the aggregate amount of $76,505 related to office operations. During the nine months ended September 30, 2013, we acquired equipment in the aggregate amount of $8,699 related to office operations.

Financing Activities

Financing activities provided $4,596,387 to us during the nine months ended September 30, 2014. We received $1,961,573 in proceeds from common stock issued for cash, and $27,813 in proceeds from warrant conversion, and $2,707,001 in proceeds from sale of common stock with warrants. We also used $100,000 to repay a convertible note. During the nine months ended September 30, 2013, financing activities provided $754,980. We received $150,000 in proceeds from notes payable, $484,980 in proceeds from convertible notes, and $200,000 in proceeds from related party debt. We also used $80,000 to repay convertible notes.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended September 30, 2014, the Company issued 1,794,287 shares of common stock for services.

During the three months ended September 30, 2014, we issued 39,974 shares of common stock upon warrant exercises at a price of $0.0862 per share.

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

RIGHTSCORP, INC.

Dated: November 14, 2014	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 14, 2014	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer (principal financial and accounting officer)

