Form 10-K
period 2014-12-31
RIGHTSCORP, INC.
filed 2015-03-10
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(310) 751-7510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.8 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 2, 2015, there are 89,896,421 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. Our actual results may vary materially from those expected or projected.

PART I

ITEM 1. Business.

Background

Rightscorp, Inc., a Nevada corporation, was incorporated in Nevada on April 9, 2010. Since the closing of the Reverse Acquisition on October 25, 2013 (discussed below), we have been the parent company of Rightscorp, Inc., a Delaware corporation.

On October 25, 2013 (the “Merger Closing Date”), we entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Rightscorp Merger Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (the “Subsidiary”) and Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into Rightscorp Delaware, such that Rightscorp Delaware became a wholly-owned subsidiary of our company, (ii) we issued (a) 45,347,102 shares (the “Acquisition Shares”), of our common stock to the shareholders of Rightscorp Delaware representing approximately 65.9% of our aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the Private Placement, each as defined below), in exchange for all of the issued and outstanding shares of common stock of Rightscorp Delaware, (b) outstanding warrants to purchase 1,831,969 shares of common stock of Rightscorp Delaware were converted into outstanding warrants to purchase 5,312,703 shares of our common stock, and (iii) outstanding convertible notes in the aggregate amount of $233,844 (including outstanding principal and accrued interest thereon) of Rightscorp Delaware were amended to be convertible into shares of our common stock at a conversion price of $0.1276.

In connection with the Merger Agreement and the Financing (defined below), as of the Merger Closing Date we issued and sold an aggregate of 950,000 units (the “Private Placement”), for a purchase price of $0.50 per unit, with each unit consisting of one share of common stock and an eighteen month warrant to purchase one share of common stock with an exercise price of $0.75 (the “Private Placement Warrants”).

In connection with the Merger Agreement and the Private Placement, in addition to the foregoing:

(i)	Effective on the Merger Closing Date, 21,000,000 shares of common stock were returned to us for cancellation (the “Share Cancellation”).

(ii)	Effective on the Merger Closing Date, the following individuals were appointed as executive officers and directors of our company:

Name	Title
Christopher Sabec	Chief Executive Officer, President, and Chairman of the Board of Directors

Robert Steele	Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, and Director

Brett Johnson	Director

(iii)	Effective July 15, 2013, we amended our articles of incorporation to change our name from “Stevia Agritech Corp.” (“Stevia”) to “Rightscorp, Inc.”

(iv)	On June 18, 2013, we entered into a financing agreement (the “Financing Agreement”) with Hartford Equity Inc. (“Hartford”), under which Hartford agreed to purchase, directly or through its associates, an aggregate of $2,050,000 of common stock and warrants (the “Financing”). The Private Placement described above will be deemed part of the Financing such that as of the Merger Closing Date we closed on $475,000 of the Financing (which amounts were advanced by us to Rightscorp Delaware prior to the Merger Closing Date) and Hartford, directly or through its associates, agreed to purchase an additional $1,575,000 in common stock and warrants from us within 14 months from the Closing Date. As of March 2, 2015, we have yet to receive $375,000 of the $1,575,000, which includes a $21,000 increase to the total amount agreed to be purchased.

Effective on the Merger Closing Date, pursuant to the Merger Agreement, Rightscorp Delaware became our wholly owned subsidiary. The acquisition of Rightscorp Delaware is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Rightscorp Delaware became our business. At the time of the Reverse Acquisition, Stevia was not engaged in any significant active business.

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

Rightscorp Delaware is a Delaware corporation formed on January 20, 2011.

We are a technology company and have a patent-pending, proprietary method for collecting payments from illegal downloaders of copyrighted content via notifications sent to their internet service providers (ISPs).

Our principal office is located at 3100 Donald Douglas Loop North, Santa Monica, CA 90405. Our telephone number is (310) 751-7510. Our website address is www.rightscorp.com.

Overview

According to Netnames, 22% of all internet traffic is used for peer-to-peer filesharing, the great majority of which infringes on copyrights, while according to Sandivine, 27% of all US internet upload traffic is peer-to-peer filesharing, the majority of which infringes on copyrights. We believe that this means that every creator of music, movies, TV shows, books and software is faced with the reality that their work, their property and their content may end up being distributed on the internet against their wishes, to their economic detriment and without receiving compensation. We protect copyright holders’ rights by seeking to assure they get paid for their copyrighted IP. We offer and sell a service to copyright owners under which copyright owners retain us to identify infringements and collect settlement payments from Internet users who have infringed on their copyrights. Without Rightscorp, Inc., any creator of music, motion pictures, television shows, books and software is faced with the reality that their work and property may be distributed for free worldwide on the internet. Without Rightscorp, there is little recourse available to them to reduce the harm they incur from the illegal distribution. With Rightscorp, every content creator has the opportunity to get compensated and enforce their rights.

“Piracy isn’t just draining record-label revenue-it’s threatening the economic viability of creating content,” said Robert Levine, author of Free Ride: How Digital Parasites Are Destroying the Culture Business and How the Culture Business Can Fight Back in Billboard.com November 02, 2011. Some recent statistics continue to tell this story. For example:

●	Music revenues for the first half of 2014 were down 5% versus the first half of 2013. This follows years of consecutive decline.

●	According to Nashville Songwriters Association International, the number of full-time songwriters in Nashville has dropped 80% since 2000. This was a new low point since data tracking began in 1991.[1]

●	According to the WGA West, screenwriters’ earnings were down nearly 25 percent in 2013 from 2009.[2]

●	According to the Bureau of Labor Statistics, there were 39,260 people in the United States classified as “Musicians and Singers” in 2013. This is down 27% from 53,940 in 2002.[3,4]

Meanwhile, peer-to-peer content piracy continues of thrive and expand even as content creators face such significant reductions in business and income. The amount of internet traffic used by peer-to-peer filesharing grew 18% from 674 Petabytes a month to 802 Petabytes a month from 2010 to 2013 (Sources: Cisco Visual Networking Index: Forecast and Methodology, 2010–2015; Cisco VNI: Forecast and Methodology, 2013 – 2018). One petabyte (PB) equals 1 million gigabytes (GB), which is the equivalent of 1.6 million CDs. Eight hundred Petabytes per month is the equivalent of 1.3 billion CDs per month. In 2013, Netnames found that the majority of peer-to-peer filesharing infringes on copyright from 78.1% for music to 92.9% for television. According to Sandvine, 27% of all US internet upload traffic is peer-to-peer filesharing. Cisco forecasts that file sharing will grow 42% to 999 Petabytes per month by 2018. Rightscorp is tracking millions of US internet subscribers on the ISPs that do not forward Rightscorp notices. These millions of subscribers are repeatedly illegally distributing Rightscorp’s clients’ copyrights to users around the globe even after their ISPs have been sent millions of notices.

After we have received an order from a client, our software monitors the global P2P file sharing networks to detect illegally distributed digital media. The technology sends automated notices of the infringing activity to ISPs and the ISP forwards these notices, which contain settlement offers, to their infringing customers. The notice to ISPs and settlement offers identify the date, time, title of copyrighted intellectual property and other specific technology identifiers to confirm the infringement by the ISPs customer. Infringers who accept our settlement offers then remit payment to us for the copyright infringement and we share the payments with the copyright owners.

1 http://www.tennessean.com/story/entertainment/music/2015/01/04/nashville-musical-middle-class-collapses-new-dylans/21236245/

2 http://www.hollywoodreporter.com/news/hollywood-salaries-revealed-movie-stars-737321

3 http://www.bls.gov/oes/current/oes272042.htm

4 http://www.bls.gov/oes/2002/oes272042.htm

We generate revenues by retaining a portion of the settlement payments we receive from copyright infringers. Our customers, the copyright holders, benefit from our service as we share a portion of the settlement with them. This helps them recapture the revenues they lost when their copyrighted material was illegally copied and distributed. Current customers include, but are not limited to, BMG Rights Management, Round Hill Music, Shapiro/Bernstein and The Orchard. We have successfully obtained settlement payments from more than 180,000 individual cases of copyright infringement. To date, we have closed infringements and received settlement payments from subscribers on more than 233 ISPs including five of the top 10 US ISPs: Comcast, Charter, CenturyLink, Mediacom and Suddenlink. We believe ISPs that participate with us and our clients by forwarding notices of infringement achieve compliance with their obligations under Digital Millennium Copyright Act (or DMCA), as discussed below. Conversely, we believe that ISPs that do not participate and do not have a policy for terminating repeat infringers fail to comply with the DMCA, which may result in liability for them.

Dependence on Major Customers

For the year ended December 31, 2013, our contract with BMG Rights Management accounted for approximately 25% of our sales, and our contract with Warner Bros. Entertainment accounted for 7% of our sales. For the year ended December 31, 2014, our contract with BMG Rights Management accounted for approximately 76% of our sales, and our contract with Warner Bros. Entertainment accounted for 13% of our sales. Our standard contract with customers is for an initial one-year term, which renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

Legal Framework

The challenge for copyright owners is that the legal framework now in place requires the copyright owner to monitor and notice and document each individual act of infringement against the copyright owner in order to protect its rights. We believe the content business views this as an insurmountable and costly task. As described above, our Rightscorp software provides a solution by monitoring the global P2P file sharing networks to detect illegally distributed digital media.

ISP Safe Harbor

Courts have found businesses that have been involved in contributing to copyright infringement liable for damages. In Fonovisa v. Cherry Auction, a swap meet run by Cherry Auction was held liable to Fonovisa (the copyright owner) for damages. As the Court observed, “it would be difficult for the infringing activity to take place in the massive quantities alleged without the support services provided by the swap meet,” including the provision of space, utilities, parking, advertising, plumbing and customer”

Section 512(i) of the DMCA provides a conditional safe harbor protection from such third party liability. It states as follows:

●	(i) Conditions for Eligibility

(1) Accommodation of technology - The limitations on liability established by this section shall apply to a service provider only if the service provider:

(A) has adopted and reasonably implemented, and informs subscribers and account holders of the service provider’s system or network of, a policy that provides for the termination in appropriate circumstances of subscribers and account holders of the service provider’s system or network who are repeat infringers; and

(B) accommodates and does not interfere with standard technical measures.

Thus, under federal law, ISPs are only eligible for “Safe Harbor” protection from vicarious liability from their subscribers’ copyright infringements if they have “reasonably implemented a policy that provides for the termination of subscribers who are repeat infringers.” In accordance with the DMCA, we have developed a technology and a process for identifying repeat infringers, documenting infringements and sending ISPs notice of repeat infringement and monitoring the termination, or lack thereof, of repeat infringers. As there is no case law regarding this “Safe Harbor” provision, ISPs’ interpretations of their responsibilities vary. We have utilized this Safe Harbor provision to obtain various levels of cooperation from ISPs, which in many cases include the forwarding of our notices and the termination of repeat infringers who do not accept our settlement offers. To qualify for the “Safe Harbor” protection, ISPs have an incentive to forward our notices and terminate repeat infringers, and infringers in turn have an incentive to accept our settlement offers, so as to avoid termination of services from the ISPs.

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

In September 2013, Netnames, a market research and consultancy firm, reported that P2P traffic that infringes on copyrights had become 22% of all internet traffic (not including traffic that infringes on pornographic copyrights). In other words, 22% of all Internet traffic was at the time made up of illegal downloading and distribution of mainstream, high-quality movies, music, games, and software. The report states that “worldwide, 432 million unique internet users explicitly sought infringing content during January 2013. Despite some discrete instances of success in limiting infringement, the piracy universe not only persists in attracting more users year on year but hungrily consumes increasing amounts of bandwidth.”

In three key regions (North America, Europe, and Asia-Pacific), the absolute amount of bandwidth consumed by the infringing use of BitTorrent comprised 6,692 petabytes of data in 2013, an increase of 244.9% from 2011.

In the same three regions, infringing use of BitTorrent in January 2013 accounted for:

178.7 million unique internet users, an increase of 23.6% from November 2011; and

7.4 billion page views, an increase of 30.6% from November 2011.

According to the Global Internet Phenomena Report in Sandvine, 1H 2014, P2P file sharing accounted for approximately 27% of all North American upstream Internet traffic.

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

Beginning in 2002, the Recording Industry Association of America (or RIAA), the trade group that represents the U.S. Music Industry, filed the first lawsuits against individuals who were suspected of illegally downloading music. By October 2008, RIAA had filed 30,000 lawsuits against individual downloaders. As of February 2012, most of the 30,000 cases settled out of court for between $3,000 and $5,000, two cases have been tried. Jamie Thomas received a judgment for $1.5m for distributing 24 songs and Joel Tenenbaum received a judgment for $675,000 for downloading and distributing 31 songs.

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

The most popular access tool is BitTorrent in the U.S. (uTorrent, Vuze, Frostwire, Popcorn Time).

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

Once a file has been requested and starts to download, the downloading computer also starts to upload pieces of the file to the network. In the P2P world, essentially, everyone is an uploader. On BitTorrent, once the “downloader” has obtained enough of the file, the computer becomes an uploader.

Then, the BitTorrent website explains what happens next, including the encouragement to assist in distributing content:

“When BitTorrent finishes downloading a file, the bar becomes solid green and the newly downloaded file becomes a new ’seed’ — a complete version of the file. It will continue to seed the file to other interested users until you tell it not to by pausing it or removing the torrent from your queue. The more clients that seed the file, the easier it is for everyone to download it. So, if you can, please continue to seed the file for others by keeping it in your queue for a while at least.”

Additionally, BitTorrent Private host/tracker sites such as Demonoid operate like public ones except that they restrict access to registered users and keep track of the amount of data each user uploads and downloads, in an attempt to reduce leeching.

BitTorrent search engines allow the discovery of torrent files that are hosted and tracked on other sites; examples include Kick Ass Torrents, Torrentz, The Pirate Bay and isoHunt. These sites allow the user to ask for content meeting specific criteria (such as containing a given word or phrase) and retrieve a list of links to torrent files matching those criteria.

In 2008, it was revealed that just one BitTorrent hosting/tracker site was making $4 million a year on advertising. The USC-Annenberg Innovation Lab released a study in January 2012 that found many Internet ad networks profiting from piracy with Google #2 in the list. We believe P2P continues for several reasons:

●	It does not require any central organization that can be threatened or stopped;

●	What centralization does exist can be located in offshore domiciles that do not respect international intellectual property;

●	In the U.S., ISP’s cannot monitor (and hence interrupt) specific portions of their customers’ traffic without a warrant;

●	In the U.S., ISP’s have no liability for failing to suspend or terminate subscribers who are repeatedly distributing copyrighted content unless the copyright owner has sent them notice of repeated infringement; and

●	Until we developed our software, there had been no scalable technology capable of identifying repeat infringers, recording infringements and sending notices of repeated infringement.

While this extraordinary proliferation of the use of the Internet has facilitated the ease of illegally sharing all digitized content, the exchange of music files via P2P sharing sites vastly exceeds all other areas of the entertainment consumption on a per-unit basis. Accordingly, we believe an expectation has been interwoven into the current generation of Internet users, which content is and should be free.

Industry Losses Due To Piracy

The US home video industry generated approximately $18.2B in sales in 2013, down from $25B in 2006. This includes Netflix, Amazon, Blu-ray, DVD, PPV and VOD. Recorded music sales were $7B in 2013 down from $12B in 2000, including streaming revenues as well as iTunes and CDs. From 2012 to 2013, US sales of digital music tracks declined 6% and sales of CDs and digital albums declined 8% year over year. According to the US Bureau of Labor Statistics, people marking their occupation as musician decreased 22% from 53,940 in 2002 to 42,100 in 2012.

Our Service & How it Works

We have developed a technology that we sell as a service to copyright owners to collect settlement payments from consumers who have illegally downloaded copyrighted content. We are selling our services into the untapped market for monetizing billions of copyright violations worldwide.

Our technology system monitors the global P2P file sharing networks and sends via email to ISPs notifications of copyright infringement by the ISPs’ customers with date, time, copyright title and other specific technology identifiers. Each notice also includes a settlement offer. We pay the copyright owner a percentage of these settlements. By accepting our settlement offers, infringers avoid potential legal action by the copyright holders. Our service provides ISPs a no-cost compliance tool for reducing repeat infringement on their network.

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

The user who receives the notice reads that they could be liable for $150,000 in damages, but if they click on the link supplied, they can enter a credit card and they can will settle the matter between them and the copyright owner for $20 per infringement. Repeat infringers are put on a list sent weekly to ISPs demanding that their service be terminated pursuant to 17 USC 512 (i). Once the user makes the settlement payment, they are removed from the list. If subscribers have had their service terminated, and have since settled their open infringement cases with us, their ISP is notified immediately so service can be restored.

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

We provide a free solution to every copyright holder. Every copyright holder who has retained us has a Rightscorp web page “dashboard” that they can log into and in real-time see each ISP subscriber account that is infringing copyright by copyright. The dashboard also displays the history of the repeat infringers on each ISPs network and gives them immediate feedback on infringers who have settled their cases with the copyright holder and those that continue to infringe after their ISP having received notice.

Similar to an anti-virus software company, where new a virus appears and an anti-virus software has to investigate the new virus and update their software to address the new virus, we must update our software when new P2P technologies appear. For example, when we launched in 2011, Limewire, also known as Gnutella, was the dominant P2P platform for music piracy. In less than twelve months the dominant platform for music piracy shifted to BitTorrent. As a result, to maintain the efficacy of our software, we were required to write new software. We will seek to stay abreast of similar future changes. We cannot be certain of the cost and time that will be required to adapt to new peer-to-peer technologies.

Product Roadmap

Our “next generation” technology is called Scalable Copyright. Its implementation will require the agreement of the ISPs. We have had discussions with multiple ISPs about implementing Scalable Copyright, and intend to intensify those efforts. In the Scalable Copyright system, subscribers receive each notice directly in their browser. Single notices can be read and bypassed similar to the way a software license agreement works. Once the internet account receives a certain number of notices over a certain time period, the screen cannot be bypassed until the settlement payment is received. ISPs have the technology to display our notices in subscribers’ browsers in this manner. We provide the data at no charge to the ISPs. With Scalable Copyright, ISPs will be able to greatly reduce their third-party liability and the music and home video industries will be able to return to growth along with the internet advertising and broadband subscriber industries.

Sales and Marketing

Our sales process involves seeking to acquire more rights to monitor and collect settlements for infringements on specific copyrights. As we acquire more rights and incorporate them into our system, our revenues increase. For example, there are 26 million songs and other copyrighted works on Apple iTunes, all of which are rights that can potentially generate revenue for our company. We are approaching copyright holders in the music publishing, recorded music, motion picture, television, eBook publishing, video game, software and mobile application industries. We have the greatest penetration within the music publishing space where we are in significant discussions with the majority of major copyright holders.

We are penetrating the music, motion picture, and software industry through our extensive personal contacts, referral partners and industry conferences. Christopher Sabec, our CEO, has been a successful entertainment executive and artist manager. In the music space, we attend conferences such as MIDEM, Musexpo, and the National Music Publishing Association’s Annual Meeting where we have an opportunity to meet with industry decision makers. For 2014 and 2015, we have identified the top 100 key decision makers and gatekeepers in the music publishing, recorded music, motion picture, eBook publishing industries. We reach out to these decision makers directly or through referral partners who make introductions. In some cases these referral partners may receive some compensation.

We are in discussions with multiple industry-wide trade groups in the music and eBook space. Our goal is to get industry-wide adoption through these trade groups. More specifically:

●	We have met with one trade group in person three times since 2012. We have had two in person meetings with the President of this group. We met with the Senior Vice President and General Counsel for the third time in February 2015. Our CEO has been in regular communication with the Senior Vice President and General Counsel by email and telephone since 2012. Our President has been in regular communication with their CTO since 2012. The purpose of these discussions is to obtain additional rights to monitor the copyrights of their members. We believe that subsequent discussions will result in their members signing up.

●	We have met with another trade group in person three times. We met with their General Counsel for the third time in February 2015. The purpose of these discussions is to obtain additional rights to monitor the copyrights of their members. Since discussions were initiated, some members have signed up. We believe that subsequent discussions will result in additional members signing up.

●	We have had two meetings with another trade group. Our CEO met with their President in 2014. The purpose of these discussions is to obtain additional rights to monitor the copyrights of their members. Since discussions were initiated, some members have signed up. We believe that subsequent discussions will result in additional members signing up.

●	We met with the entire anti-piracy task force of another trade group in 2012. In attendance were representatives from several companies operating in this sphere. We have been in contact by email and telephone with their representative. The purpose of these discussions is to obtain additional rights to monitor the copyrights of their members. We believe that subsequent discussions will result in members signing up.

We believe our value proposition is unique and attractive — rather than asking copyright holders to pay us, we pay copyright holders. The decision-maker is faced with a large amount of conflicting information surrounding the topic of peer-to-peer piracy. Our sales cycle is about communicating the following information to the decision-makers within a rights holding organization:

●	U.S. ISP’s have a safe harbor that is conditional on terminating repeat copyright infringers.

●	Rightscorp has the technology to identify these repeat infringers.

●	ISP’s either need to work with copyright holders to reduce repeat infringers identified by Rightscorp or face significant liability.

●	Without real sanctions, subscribers will largely ignore notices and continue to violate copyright law.

●	Graduated-response style interdiction is too costly to scale to any significant portion of total infringements and yields little or no results.

●	Due to the structure of the Internet, copyright cannot be enforced without participation of the ISP’s.

●	ISP’s have no incentive to participate in any meaningful way without copyright holders sending them notices.

●	The cost to send a meaningful amount of notices is prohibitive without our system.
●	Rightscorp, Inc. pays copyright holders while educating infringers that peer-to-peer file-sharing of their products is a violation of U.S. Federal law.

●	Our system provides due process through warnings with escalating sanctions that can resolve large numbers of copyright violations.

●	Peer-to-peer networks do not require search engines. A small percentage of requests for content originate from Google or Bing searches. We believe that attempts to get search engines to block links and sites will have no effect on piracy.

Growth Strategy

We have several “touch points” in our revenue model where we seek to increase revenues.

1.	By adding more copyrights we seek to detect infringements of, which increases the number of notices we send;

2.	By increasing the number of ISP’s who acknowledge our notices;

3.	By increasing the number of notices that each ISP confirms and forwards;

4.	By compelling the ISP to improve “throughput” processes. This may involve ISP’s calling subscribers. Our goal is to get ISP’s to deploy “re-direct” screens similar to the screen a hotel guest sees when he first uses the Internet in a hotel room. A repeat infringer would be redirected to the Rightscorp payment page and would be unable to browse the Internet until they have settled;

5.	By increasing response rates (the number of subscribers who have received notices and agree to settle). We may seek to do this through public relations, through examples in the press of infringers who were sued by copyright owners, by improving the educational and motivational aspects of the notice, web site and payment process and by having ISP’s terminate repeat infringers until they settle;

6.	By sending non-compliant ISP’s weekly termination demands to terminate service to non-responding repeat infringers pursuant to 17 USC 512 (i); and

7.	By giving copyright holders who wish to litigate the highest quality litigation support data that includes the history of the subscriber’s ISP being sent notices while they continue to violate copyright law.

We believe that if we are successful in our combined use of these strategies our revenues and margins could potentially increase exponentially.

Intellectual Property

We have 32 patent applications pending worldwide for our proprietary system of detecting and seeking settlement payments for repeat copyright infringers. The patent applications were filed between May 9, 2011 and January 12, 2015 and each patent application’s respective status before the U.S. Patent & Trademark Office (USPTO) is detailed below. The pending patent applications include 25 patent applications in countries such as Australia, Brazil, Canada, China, India, Israel, Japan , Hong Kong and the European Union, as well 7 US patent applications. The 7 US patent applications include patent applications 13/437,756 and 13/485,178, which contain the methods for identifying repeat infringers that we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the peer-to-peer (P2P) space. In addition, the 7 U.S. patent applications also include U.S. Patent application 13/103,795 which includes methods for using peer-to-peer infringement data to sell legitimate products to infringers. Comcast announced they may do this in August 2013.

Country	Status	Application Number	Filing Date	Title	Action Status
US	Pending	13/103,795	May 9, 2011	System and Method for Determining Copyright Infringement and Collecting Royalties Therefor	This application currently stands rejected by the USPTO. The rejection is a Final Rejection*. Applicants have appealed the USPTO’s Final Rejection* to the Patent Trial and Appeal Board (PTAB). Applicant currently awaits a decision from the PTAB as to whether the USPTO’s rejection will be affirmed or overturned.

US	Pending	61/774,107	March 7, 2013	Print Anti-Piracy Campaign	This provisional application was filed to secure an effective filing date of March 7, 2013 for the subject matter disclosed by the patent application. This provisional application is now expired, but was refiled as provisional application no. 61/942,707 on Feb. 21, 2014.

US	Published	13/437,756	April 2, 2012	System to Identify Multiple Copyright Infringements	This application currently stands rejected by the USPTO. The rejection is a Final Rejection*. Applicant has submitted a request for continued examination (RCE). The RCE secures an opportunity for the Applicant to submit additional arguments to overcome the USPTO’s Final Rejection* of the patent application. Applicant is currently preparing a response to the USPTO’s rejections.

US	Published	13/485,178	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	This application currently stands rejected by the USPTO. The rejection is a Non-Final Rejection**. Applicant is currently preparing a response to the Non-Final Rejection.

WO	Published	PCT/US12/31894	April 2, 2012	System to Identify Multiple Copyright Infringements	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in the European Union (EP2695099), China (CN103688265), Canada (CA2834853), and Australia (AU2012236069).

WO	Published	US12/40234	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in Japan (JP2014523559 & JP2014238849), the European Union (EP2715595 & EP2715595), China (CN103875002), Canada (CA2837604), and Australia (AU2012262173).

US	Published	13/594,596	August 24, 2012	System to Identify Multiple Copyright Infringements	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in Japan (JP2014523559 & JP2014238849), the European Union (EP2715595 & EP2715595), China (CN103875002), Canada (CA2837604), and Australia (AU2012262173).

WO	Published	PCT/ US2012/052325	August 24, 2012	System to Identify Multiple Copyright Infringements	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in Japan (JP2014529805), the European Union (EP2748718), China (CN104040531), Canada (CA2846241), and Australia (AU2012298708).

US	Pending	62/082,789	November 21, 2014	System to Verify User Download or Streaming of Multimedia Content	This provisional application was filed to secure an effective filing date of November 21, 2014 for the subject matter disclosed by the patent application.

US	Pending	62/102,354	January 12, 2015	System and Method for Generating and Communicating Activity Reports	This provisional application was filed to secure an effective filing date of January 12, 2015 for the subject matter disclosed by the patent application.

*Final Rejection – a USPTO office action made by the examiner where the applicant is entitled to file an appeal to the PTAB or make a request for continued examination with, or without, amendment so long as a new issue is raised for consideration by the examiner

**Non-Final Rejection – a USPTO Office action made by the examiner where the applicant is entitled to reply and request reconsideration, with or without making an amendment

We plan to register trademarks for Rightscorp and Scalable Copyright.

Our software is copyrighted and contains trade secrets.

Of the patent applications listed in the table above, the US versions of the applications filed on April 2, 2012 and May 31, 2012 are of greater importance to us than the others. We believe that the patent applications were rejected by the USPTO on invalid grounds and that the appeals currently being prepared will ultimately succeed. However, we cannot assure you that we will in fact be proven correct in our belief. If these two applications are not successfully appealed, our business could be materially and adversely affected, as more fully described under the risk factor appearing under the heading “Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us” above.

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

Soundexchange helps artists and copyright holders get compensated when their work is broadcast by non-interactive digital radio. Soundexchange has collected in excess of $1.5 billion annually.

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

We believe other competitors use more aggressive litigation that drives settlement through threats of costly lawsuits, which we believe is not a scalable model. One competitor is located in Los Angeles, CA. We are the only company that we are aware of that uses proprietary technology to detect repeat infringers and therefore we believe that we are the only company to have legal leverage with ISPs, compelling the ISP to deliver settlement notices by leveraging the DMCA. We do not send notices related to pornographic content.

We are seeking to build and maintain our competitive advantage in four ways.

●	First, we build and maintain competitive advantage by being first to market in the U.S. and by aggressively closing contracts to represent copyrighted intellectual property;

●	Second, we will maintain our advantage by building on our relationships with the ISP’s. We will attend and speak at strategic trade shows to develop greater awareness of the ISP’s liability and our no-cost solution to help them mitigate that liability. We will educate industry analysts who follow the ISP’s that are public companies as to the significant liability that ISP’s have;

●	Third, we have filed five full and provisional patents; and

●	Fourth, by developing a reputation of being a quality solution provider with copyright holders, developers of copyrighted intellectual property and ISP’s we will develop and maintain a leadership position as a leading service provider.

Additionally, we send correspondence to the ISPs from time to time and as necessary to advise them that certain infringements have not ceased and that they should adopt, reasonably implement, and inform their subscribers and account holders of a policy that provides for the termination in appropriate circumstances of subscribers and account holders of their system or networks who are repeat infringers. In addition, we advise these ISP’s of certain liabilities that they may incur should they not change their practices.

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

We have not had any discussions regarding streaming service affecting our business. Data traffic used for filesharing in North America grew from 674 PB a month in 2010 to 801 PB a month 2013 and is forecast to grow between now and 2018 as shown in the table below.

Global Consumer File-Sharing Traffic, 2010-2018

Source: Cisco VNI, 2014

http://www.cisco.com/c/en/us/solutions/collateral/service-provider/ip-ngn-ip-next-generation-network/white_paper_c11-481360.pdf

http://www.ciscovni.com/forecast-widget/advanced.html

Employees

As of March 2, 2015, we had 21 employees.

ITEM 1A. Risk Factors.

Risks Related to our Company and our Business

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Rightscorp Delaware was formed on January 20, 2011. Because we have a limited operating history, our operating prospects should be considered in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of operating losses and we may need additional financing to meet our future long term capital requirements.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2014, we had a working capital deficit of $1,180,394, and stockholders’ deficit of $923,222. We incurred a net loss of $2,852,705 for the year ended December 31, 2014 and a net loss of approximately $2,042,779 for the year ended December 31, 2013. As of December 31, 2014, our accumulated deficit was approximately $7,093,377. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

While we anticipate that our current cash, cash equivalents and cash generated from operations, and the capital raised subsequent to the year ended December 31, 2014 will be sufficient to meet our projected operating plans for a period of at least 12 months from March 2, 2015, we may require additional funds, either through additional equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. In the event that we are unable to obtain additional financing, we may be unable to implement our business plan. Even with such financing, we have a history of operating losses and there can be no assurance that we will ever become profitable.

We may need significant additional capital, which we may be unable to obtain.

We may need to obtain additional financing over time to fund operations. Our management cannot predict the extent to which we will require additional financing, and can provide no assurance that additional financing will be available on favorable terms or at all. The rights of the holders of any debt or equity that may be issued in the future could be senior to the rights of common shareholders, and any future issuance of equity could result in the dilution of our common shareholders’ proportionate equity interests in our company. Failure to obtain financing or an inability to obtain financing on unattractive terms could have a material adverse effect on our business, prospects, results of operation and financial condition.

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

We will need to increase the size of our organization, and we may be unable to manage rapid growth effectively.

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address possible acquisitions of business, products, or rights, and potential internal growth to handle licensing and research activities. This expansion will place a significant strain on management, operational and financial resources. To manage the expected growth of our operations and personnel, we must both improve our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative, and operations staff. Our current personnel, systems, procedures and controls may not adequately support future operations. Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

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

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. In particular, we have thirty-two patent applications pending worldwide for our system of identifying and collecting settlement payments for repeat copyright infringements. Even if our pending patents are granted, we cannot assure you that we will be able to control all of the rights for all of our intellectual property. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In the event a competitor infringes upon our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

Our patent applications and licenses may be subject to challenge on validity grounds, and our patent applications may be rejected.

We rely on our patent applications, licenses and other intellectual property rights to give us a competitive advantage. Whether a patent application should be granted, and if granted whether it would be valid, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents (should any be granted), patent applications and/or other intellectual property rights would be upheld. If one or more of these intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our product may not be successful and our business would be harmed if the patents were infringed or misappropriated without action by such third parties.

We have obtained licenses from third parties for patents and patent application rights related to the products we are developing, allowing us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Without access to these technologies or suitable design-around or alternative technology options, our ability to conduct our business could be impaired significantly.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth.

Our business strategy involves having copyright owners agree to use our service. Our ability to implement this business strategy is dependent on our ability to:

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

As is typically the case involving service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our service offerings primarily depends on the interest of copyright holders in joining our service. In general, achieving market acceptance for our services will require substantial marketing efforts and the expenditure of significant funds, the availability of which we cannot be assured, to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake extensive marketing activities. Accordingly, we cannot assure you that any of our services will be accepted or with respect to our ability to generate the revenues necessary to remain in business.

A competitor with a stronger or more suitable financial position may enter our marketplace.

To our knowledge, there is currently no other company offering a copyright settlement service for P2P infringers. The success of our service offerings primarily depends on the interest of copyright holders in joining our service, as opposed to a similar service offered by a competitor. If a direct competitor arrives in our market, achieving market acceptance for our services may require additional marketing efforts and the expenditure of significant funds, the availability of which we cannot be assured, to create awareness and demand among customers. We have limited financial, personnel and other resources to undertake additional marketing activities. Accordingly, no assurance can be given that we will be able to win business from a stronger competitor.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 25% of our revenues from a contract with one customer in 2013. For the year ended December 31, 2013, we derived approximately 32% of our revenues from contracts with two customers. We derived approximately 77% of our revenues from a contract with one customer during the year ended December 31, 2014. For the year ended December 31, 2014, we derived approximately 90% of our revenues from contracts with two customers. Our standard contract, which is entitled a Representation Agreement, with customers is for an initial six month term, and renews automatically for successive one month terms, unless either party terminates upon 30 days’ written notice to the other party. If any of our major customers were to terminate their business relationships with us, our operating results would be materially harmed.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, competitors or others could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to control our manufacturing processes, process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

Risks Related to the Securities Markets and Ownership of our Equity Securities

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically traded on the OTCQB, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for the common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profit, which could lead to wide fluctuations in our share price.

The market for our shares of common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the 52-week period ended February 4, 2015, the high and low closing sale prices of a share of common stock were $0.32 and $0.10, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares is sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of our shares: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares will be at any time, including as to whether our shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Our officers and directors beneficially own approximately 24.6% of our outstanding shares of common stock as of March 6, 2015.

Our officers and directors beneficially own approximately 24.6 % of our outstanding shares of common stock as of March 6, 2015. These individuals will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, including going private transactions.

Because we became public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.

A large number of shares are issuable upon exercise of outstanding warrants and convertible notes. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of common shares received upon exercise of these warrants on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 2, 2015, there were outstanding presently exercisable warrants entitling the holders to purchase 22,450,140 shares of common stock at a weighted average exercise price of $0.26 per share. The exercise price for all of the aforesaid securities may depress the market price of our common stock. In addition, the holders of the warrants may sell shares in tandem with their exercise of those warrants to finance that exercise, which could further depress the market price of the common stock.

Our issuance of additional shares of common stock, or options or warrants to purchase those shares, may depress the price of our common stock

We are entitled under our articles of incorporation to issue up to 250,000,000 shares of common stock. We have issued and outstanding, as of March 2, 2015, 89,896,421 shares of common stock. In addition, we are entitled under our articles of incorporation to issue up to 10,000,000 shares of “blank check” preferred stock, none of which is presently issued or outstanding. Our board may generally issue shares of common stock, preferred stock or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. Such issuances would result in dilution of then existing stockholders’ percentage ownership of our common stock, which may depress the price of our common stock.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains provisions that eliminate the liability of our directors for monetary damages to our company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

Anti-takeover provisions may impede the acquisition of our company.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

Shares of our common stock that have not been registered under the Securities Act regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.”

Pursuant to Rule 144 of the Securities Act (or Rule 144), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Reverse Acquisition, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K disclosing the Reverse Acquisition was filed with the SEC (which filing occurred on October 28, 2013). Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none is currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Our management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

ITEM 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. Properties.

We are headquartered in Santa Monica, CA, and maintain a 1,500 sq. ft. office in Los Angeles, CA. We lease our facilities month-to-month basis at a fixed rate of $2,600 per month.

ITEM 3. Legal Proceedings.

We are involved in the following legal proceedings.

Karen J. Reif and Isaac A. Nesmith v. Rightscorp, Inc., C.D. Cal. (Complaint Filed November 21, 2014).

Nature of Matter: This matter asserts causes of action for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227); (2) Violations of the Fair Debt Collection Practices Act (15 U.S.C. § 1692, et seq.); (3) Violations of the Rosenthal Fair Debt Collection Practices Act (Cal. Civ. Code § 1788 et seq.); and (4) Abuse of Process (Under Federal and California Law). The action is brought on behalf of the individual named plaintiffs as well as on behalf of three supposed nationwide classes with respect to the first cause of action, the second and third causes of action, and the fourth cause of action.

Progress of Matter to Date: The Complaint has been served on all defendants and the parties have agreed to a hearing date and briefing schedule for Defendants’ anticipated motions to dismiss as to all causes of action. The parties have further agreed to a nine-month extension for plaintiffs to bring a motion for class certification with respect to their class allegations to allow the parties time to determine which claims will survive Defendants’ motions to dismiss and to allow sufficient time to conduct discovery necessary to determine whether class treatment is warranted.

Following discussions with Rightscorp’s counsel, plaintiffs have agreed to amend their complaint to withdraw claims (2) Violations of the Fair Debt Collection Practices Act (15 U.S.C. § 1692, et seq.) and (3) Violations of the Rosenthal Fair Debt Collection Practices Act (Cal. Civ. Code § 1788 et seq.).

Response to Matter: The Company contends the claims are without merit and will be filing motions to dismiss on March 9, 2015. In the event any claims survive the Company’s challenge, the company plans on mounting a vigorous defense.

Evaluation: The case is still at the pleading stage and defendants have not answered the complaint. No discovery has been conducted in this matter. As a result, we are unable to provide an evaluation of the likelihood of an unfavorable result or a range of damages.

Melissa Brown and Ben Jenkins v. Rightscorp, Inc., M.D. Ga. (Complaint Filed February 17, 2015).

Nature of Matter: This matter asserts causes of action for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) and (2) Knowing and Willful Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.).

Progress of Matter to Date: The Complaint has been filed but has not been served.

Response to Matter: The Company is commencing its investigation of the claims.

Evaluation: The case is still at the pleading stage, no complaint has been served, and no discovery has been conducted in this matter. As a result, we are unable to provide an evaluation of the likelihood of an unfavorable result or a range of damages.

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our company’s securities are traded on the OTCQB under the symbol “RIHT”. The table below set for the range of high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years. OTCMarkets.com is the source of such quotations. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2014	$0.32	$0.10
09/30/2014	$0.48	$0.31
06/30/2014	$0.60	$0.40
03/31/2014	$0.85	$0.60
12/31/2013	$0.82	$0.50
09/30/2013	$1.50	$0.21

Shareholders

As of March 2, 2015 we have 172 shareholders of record of our common stock. We have no outstanding warrants or other agreements to issue any shares.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 in each of the two most recent years or joint income with a spouse exceeding $300,000 for those years excluding the value of their primary residence. For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Our company was organized under the laws of the State of Nevada on April 9, 2010, and our fiscal year end is December 31. Our company is the parent company of Rightscorp Delaware, a corporation formed on January 20, 2011. The acquisition of Rightscorp Delaware was treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of our company.

We have developed products and intellectual property rights relating to policing copyright infringement on the Internet. We are dedicated to the vision that digital creative works should be protected economically so that the next generation of great music, movies, video games and software can be made and their creators can prosper. We have a patent-pending, proprietary method for solving copyright infringement by collecting payments from illegal downloaders via notifications sent to their ISPs.

Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

Revenue

We generated revenues of $930,729 during the year ended December 31, 2014, an increase of $606,713 or 187% as compared to $324,016 for the year ended December 31, 2013. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 30,000 on December 31, 2013 to approximately 230,000 on December 31, 2014.

Payments to Copyright Holders

As discussed above, our business strategy is that we pay copyright holders a percentage of the revenue collected based on agreements with them entered prior to our notices being sent to infringers on their rights. For the period ended December 31, 2014 we paid out $460,273 to copyright holders, or approximately 50% of revenues. For the period ended December 31, 2013 we paid out $161,868 to copyright holders, or approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $139,175 for the year ended December 31, 2014 compared to $275,616 for the year ended December 31, 2013, a decrease of $136,441. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

General and administrative expenses were comprised of cash and non-cash expenses. Total wage expense increased from $637,793 for the year ended December 31, 2013 compared to $1,147,948 for the year ended December 31, 2014. Included in this amount are shares issued of our common stock for services to certain employees and consultants which had a total value of $486,323. Our legal costs were $480,755 for the year ended December 31, 2014 compared to $355,490 for the year ended December 31, 2013, an increase of $125,266 related to certain legal actions taken against the company discussed above. The overall increase of our general and administrative expenses was $1,796,856 which included the non-cash charges noted above.

Non-cash: Depreciation and Amortization

Depreciation and amortization expenses were $63,488 during the year ended December 31, 2014, an increase of $30,050, as compared to $33,438 for the year ended December 31, 2013.

Non-cash: Interest

Interest expense totaled $26,600 during the year ended December 31, 2014, a decrease from $298,077 in the year ended December 31, 2013, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash: Gain on Derivative

We had a gain on derivative liability of $550,985 during the year ended December 31, 2014, compared to zero for the year ended December 31, 2013.

As a result of the foregoing, during the year ended December 31, 2014, we recorded a net loss of $2,852,705 compared to $2,042,779 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $1,666,914, which we estimate will be sufficient to sustain our operations for four months. We expect that we will require an additional $1,800,000 to operate the Company over the next 12 months. We anticipate that $375,000 in needed capital will come from the remaining amounts available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. Our revenues continue to increase, which generate cash flow reducing the need for financing. It is possible that the Company could become cash flow positive from operations in 2015 no longer requiring financing to cash required for operations.

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

We had cash and equivalents of $1,666,914 and $36,331 at December 31, 2014 and 2013, respectively.

Operating Activities

During the year ended December 31, 2014, we used $2,713,231 of cash in operating activities. Non-cash adjustments included $63,488 related to the depreciation and amortization, $785,341 for common stock issued for services, $550,985 related to gain on derivative liabilities, $10,891 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $313,532.

During the year ended December 31, 2013, we used $1,156,557 of cash in operating activities. Non-cash adjustments included $33,438 related to the depreciation and amortization, $74,324 for common stock issued for services, $91,947 warrants issued for services, $236,199 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $450,314.

Investing Activities

During the year ended December 31, 2014, we acquired equipment in the aggregate amount of $230,407 related to office operations. During the year ended December 31, 2013, we acquired equipment in the aggregate amount of $44,141 related to office operations.

Financing Activities

Financing activities provided $4,574,221 to us during the year ended December 31, 2014. We received $4,681,573 in proceeds from common stock issued for cash, and $53,148 in proceeds from warrant conversion. We also used $100,000 to repay convertible notes. During the year ended December 31, 2013, financing activities provided $1,226,980. We received $150,000 in proceeds from notes payable, $534,980 in proceeds from convertible notes, $125,000 in proceeds from common stock issued for cash, $300,000 in proceeds from common stock to be issued for cash, and $200,000 in proceeds from related party debt. We also used $83,000 to repay convertible notes.

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements included in this report have been prepared using the basis of accounting generally accepted in the United States of America and reflect all adjustments, which, in the opinion of management, are necessary to fairly state our company’s financial position and the results of our operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

We do not currently have any instruments requiring fair value accounting disclosures. Our financial instruments comprise the note payable, in which the carrying value approximates fair value due to their current maturities.

Cash and Cash Equivalents

We consider all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of year or less, when purchased, to be cash and cash equivalents.

Revenue Recognition

We generate revenue from the sale of a service to copyright owners under which copyright owners retain us to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when an ISPs’ subscriber pays the fee.

Income Taxes

We utilize FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

We generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of our realization of the net operating loss carry forward prior to its expiration.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RIGHTSCORP, INC.

December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rightscorp, Inc.

Santa Monica, CA

We have audited the accompanying consolidated balance sheets of Rightscorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rightscorp, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the consolidated financial statements, the Company does not generate sufficient revenue to sustain operations and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, UT

March 9, 2015

Rightscorp, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Assets
Cash	$1,666,914	$36,331
Prepaid expenses	190,346	19,639
Total Current Assets	1,857,260	55,970
Other Assets
Fixed assets, net	240,272	56,453 .
Intangible assets, net	16,900	33,800
Total Assets	$2,114,432	$146,223

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$564,579	$928,304
Convertible notes payable, net of discount of $0 and $10,891	10,000	202,609
Notes payable	43,988	-
Derivative liabilities	2,419,087	-
Total Current Liabilities	3,037,654	1,130,913
Total Liabilities	3,037,654	1,130,913

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 89,896,421 and 68,797,102 shares issued and outstanding, respectively	89,896	68,797
Common stock to be issued	50,000	380,000
Additional paid in capital	6,030,259	2,807,185
Accumulated deficit	(7,093,377)	(4,240,672)
Total stockholders’ deficit	(923,222)	(984,690)
Total Liabilities and Stockholders’ Deficit	$2,114,432	$146,223

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Revenue	$930,729	$324,016

Operating expenses:
Copyright holder fees	465,364	161,868
Sales and marketing	139,175	275,616
General and administrative	3,661,575	1,663,921
Depreciation and amortization	63,488	33,438
Total operating expenses	4,329,602	2,134,843

Loss from operations	(3,398,873)	(1,810,827)

Other expenses:
Interest expense	(26,600)	(298,077)
Gain on settlements	-	(185)
Gain on derivative liabilities	550,985	-
Gain on extinguishment of debt	21,783	66,310
Total other expenses	546,168	(231,952)

Loss from operations before income taxes	(2,852,705)	(2,042,779)

Provision for income taxes	-	-

Net loss	$(2,852,705)	$(2,042,779)

Net loss per share – basic and diluted	$(0.04)	$(0.05)

Weighted average common shares – basic and diluted	72,928,764	38,191,898

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred stock		Common stock		Stock to be	Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Issued	Capital	Deficit	Deficit
Balance at December 31, 2012	3,220,000	$3,220	28,014,392	$28,014	$-	$1,256,991	$(2,197,893)	$(909,668)
Common stock issued for service	-	-	862,162	862		73,462	-	74,324
Common stock issued for cash			250,000	250	-	124,750	-	125,000
Preferred stock converted to common stock	(3,220,000)	(3,220)	9,338,000	9,338	-	(6,118)	-	-
Warrants issued for service	-	-	-	-	-	91,947	-	91,947
Warrants issued pursuant to financing	-	-	-	-	-	145,538	-	145,538
Note Conversion	-	-	7,832,548	7,833		1,252,182	-	1,260,015
Reverse merger with Stevia	-	-	22,500,000	22,500	80,000	(131,567)	-	(29,067)
Common stock to be issued for cash	-	-	-	-	300,000	-	-	300,000
Net loss	-	-	-	-	-	-	(2,042,779)	(2,042,779)
Balance at December 31, 2013	-	-	68,797,102	68,797	380,000	2,807,185	(4,240,672)	(984,690)
Common stock issued for services and prepaid expenses	-	-	2,251,287	2,251	50,000	854,854	-	907,105
Common stock issued for cash	-	-	17,041,270	17,041	(380,000)	5,044,082	-	4,681,123
Stock offering cost	-	-	-	-	-	(60,050)	-	(60,050)
Warrants Conversion	-	-	950,720	951	-	52,198	-	53,149
Note Conversion	-	-	856,042	856	-	108,372	-	109,228
Warrants and Options granted for services and compensation	-	-	-	-	-	44,289	-	44,289
Loss on derivative liabilities	-	-	-	-	-	(2,970,072)	-	(2,970,072)
Related party contribution of accrued salaries	-	-	-	-	-	149,401	-	149,401
Net loss	-	-	-	-	-	-	(2,852,705)	(2,852,705)
Balance at December 31, 2014	-	-	89,896,421	$89,896	$50,000	$6,030,259	$(7,093,377)	$(923,222)

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Net loss	$(2,852,705)	$(2,042,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	63,488	33,438
Common stock issued for service	785,341	74,324
Stock Compensation Expense	44,289	-
Warrants issued for service & compensation	-	91,947
Gain on extinguishment of debt	(21,783)	-
Gain on derivative liabilities	(550,985)	-
Amortization of discount on convertible debt	10,891	236,199
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	(48,941)	9,244
Decrease in other current asset	-	5,698
(Increase)/Decrease in accounts payable and accrued liabilities	(142,826)	435,372
Net cash used in operating activities	(2,713,231)	(1,156,557)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	(230,407)	(44,141)
Net cash used in investing activities	(230,407)	(44,141)

Cash Flows from Financing Activities
Proceeds from convertible notes	-	534,980
Repayment of convertible notes	(100,000)	(83,000)
Proceeds from notes payable	-	150,000
Common stock to be issued for cash	-	300,000
Common stock issued for cash	4,681,573	125,000
Stock offering cost	(60,500)
Warrant conversion	53,148	-
Proceeds from related party debt	-	200,000
Net cash provided by financing activities	4,574,221	1,226,980

Net increase in cash	1,630,583	26,282

Cash, beginning of period	36,331	10,049

Cash, end of period	$1,666,914	$36,331

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$103,500	$350,000
Stock issued for convertible debt: accrued interest	$5,728	$910,015
Warrants issued as discount on convertible debt	$-	$145,538
Cashless exercise of warrant	$335	$-
Extinguishment of debt	$149,401	$-
Stock issued for common stock payable	$380,000	$-
Stock issued for prepaid expenses	$121,765	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. The financial statements as of December 31, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation

The financial statements include the accounts of Rightscorp Inc., and its wholly-owned subsidiary Rightscorp Delaware. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 and 2013 the Company had no cash equivalents.

Advertising

The Company expenses advertising costs as incurred. For the year ended December 31, 2014 and 2013, advertising expenses were $34,005 and $2,500, respectively.

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

Capitalization of Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with the ASC Topic 350.

Concentrations of Risk

We derived approximately 25% of our revenues from a contract with one customer in 2013. For the year ended December 31, 2014, we derived approximately 89% of our sales from contracts with two customers. Our standard contract with customers is for an initial one year term, and renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

The Company’s bank accounts are deposited in insured institutions. At December 31, 2014, the Company’s bank deposits exceeded the insured amounts by $1,380,486.

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

Revenue Recognition

The Company generates revenue from the sale of a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the ISP responds to a notice provided by the Company and pays the fee which acts as a wavier to the infringement against the copyright owner.

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

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$2,290,800	$1,201,400
Accrued Payroll	105,900	148,200
Depreciation	15,200	11,600
Deferred tax liabilities

Valuation allowance	(2,411,900)	(1,361,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book Income	$(1,222,100)	$(875,100)
Meals and Entertainment	15,400	2,200
Non-Deductible Expenses	175,500	136,500
Accrued Payroll	(61,800)	99,100
Deprecation	3,600	7,500
Other	300	300
Valuation allowance	1,089,100	629,500
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $5,347,000 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 4 – Fixed Assets and Intangible Assets

As of December 31, 2014 and 2013, fixed assets and intangible assets consisted of the following:

	December 31, 2014	December 31, 2013
Furniture and equipment	$312,756	$82,349
Less accumulated depreciation	(72,484)	(25,896)
Fixed assets, net	$240,272	$56,453

	December 31, 2014	December 31, 2013
Intangible assets	$84,500	$84,500
Less accumulated depreciation	(67,600)	(50,700)
Intangible assets, net	$16,900	$33,800

Depreciation and amortization expense for the year ended December 31, 2014 and 2013 was $63,488 and $33,438, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2014 and 2013, accounts payable and accrued liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Accrued payroll	91,673	$495,428
Accrued legal fees	219,912	239,015
Accrued interest	1,263	16,515
Other	251,731	177,346
Total	$564,579	$928,304

Note 6 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements require the Company to repay the principal, together with 10% annual interest by the maturity date of the notes ranging between October 2, 2013 and July 2, 2014. The notes are secured and mature year from the issuance date. Until the maturity date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of $0.1276 per share. During the year ended December 31, 2014, an aggregate of $100,000 of principal and $25,219 of interest was repaid, and an aggregate of $103,500 of principal and $5,728 of interest was converted to 856,042 shares of restricted common stock.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was fully amortized during the year ended December 31, 2014, resulting in a final debt discount balance of $0 as of December 31, 2014.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of December 31, 2014 and 2013 outstanding convertible notes payable consisted of the following:

	December 31, 2014	December 31, 2013
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

Convertible Note Issued on 10/2/13
Original Principal: $50,000.00
Interest Rate: 10%
Maturity Date: 7/2/14
Conversion price amended to $0.1276 on 10/4/13	0	50,000

Total Outstanding Convertible Notes Payable	10,000	213,500
Less Debt Discount	0	10,891
	$10,000	$202,609

As of December 31, 2014, the annual maturities of outstanding convertible notes were $10,000 for the year ending December 31, 2015.

Note 7 – Derivative Liability

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

At origination, the Company valued the conversion features using the following assumptions: stock price of $0.315 and annualized volatility of 121%. The Company determined that at origination the liability related to the warrants issued was $3,192,314 that was $222,242 greater than the transaction value and was expensed at the time of origination.

At December 31, 2014, the Company revalued the conversion features using the following assumptions: stock price of $0.15 and annualized volatility of 228%, and determined that, during the year ended December 31, 2014, the Company’s derivative liability decreases by $550,985 to $2,419,087. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the year ended December 31, 2014.

Note 8 – Capital Stock

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

During the year ended December 31, 2014, we entered into a securities purchase agreement (the “March 2014 Purchase Agreement”) with Seaside 88, LP (“Seaside”), pursuant to which we agreed to sell, and Seaside agreed to purchase, up to 7,000,000 shares of common stock, in closings to be held monthly over a one-year period, subject to certain conditions. The initial closing under the March 2014 Purchase Agreement, pursuant to which we sold to Seaside 835,530 shares of common stock at a purchase price of $0.374 per share for total proceeds of $312,488, occurred on March 7, 2014.

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

During the year ended December 31, 2014, we entered into a consulting agreement with an investment bank. We agreed to issue up to 300,000 shares of common stock in exchange for services per the consulting agreement. Upon execution of the agreement, we issued 75,000 shares of common stock for prepaid services at $0.73 per share. The agreement was cancelled on May 1, 2014. We are not obligated to issue any more shares under the consulting agreement.

During the year ended December 31, 2014, we entered into a unit subscription agreement with certain accredited investors for the sale of Units (the “Unit Offering”), with each Unit consisting of ten thousand shares of common stock and warrants to purchase fifteen thousand shares of Common Stock. The purchase price was $2,500 per Unit with a minimum investment of ten units. The Company initially sold an aggregate of 1,060.8 Units in this offering and received aggregate gross proceeds of $2,652,000. The warrants are exercisable commencing on the closing date of September 24, 2014, carry an exercise price of $0.25 per share and are exercisable for a period of five years. Subsequent to September 24, 2014, an additional investment by two other investors was made, in which the Company received gross proceeds of $55,000 and issued an additional twenty-two Units. As of December 31, 2014, the Company had received a fully executed subscription agreement for an additional $25,000 from two additional investors for the purchase of an additional 110 Units. Following receipt of the funds therefore, the aggregate gross proceeds received by the Company was $2,732,000 in consideration for the issuance of an aggregate of 1,192.8 Units. The Company also granted to the investors, in the event that it issues any shares of common stock or securities exercisable for, or convertible into, shares of common stock within eighteen months after the closing date, the right to participate in up to an amount of the subsequent financing such that such investor’s beneficial ownership of the Company on a fully diluted basis immediately following such subsequent financing would not be less than its beneficial ownership of the Company solely based on such investor’s investment in the Unit Offering on the same terms, conditions and price provided for in the subsequent financing.

During the year ended December 31, 2014, we issued 950,720 shares of common stock upon exercise for warrants at an exercise price of $0.0862 per share for total proceeds of $53,149.

During the year ended December 31, 2014, we issued 856,042 shares of common stock to note holders in note conversions at $0.1276 per share. At the time of conversion, the notes were valued at $109,228 for outstanding principal and interest owed.

During the year ended December 31, 2014, we issued 1,530,000 shares of common stock to multiple investors at $0.25 per share for total proceeds of $382,500.

During the year ended December 31, 2014, we issued 1,842,000 shares of our common stock to Hartford Equity at $0.50 per share for total proceeds of $921,000.

In connection with the reverse acquisition completed on October 25, 2013, $380,000 of debt was assumed by Hartford Equity in exchange for 760,000 shares of common stock. As of December 31, 2014, all of the 760,000 shares have been issued.

During the year ended December 31, 2014, we had stock offering costs of $60,500, loss on derivative liabilities of $2,970,072, and related party contribution of accrued salaries of $149,401.

During the year ended December 31, 2013, we issued 862,162 shares of our common stock for services valued at $74,324.

During the year ended December 31, 2013, we issued 250,000 shares of our common stock to Hartford Equity at $0.50 per share for total proceeds of $125,000.

During the year ended December 31, 2013, we converted 3,220,000 of our preferred stock into 9,338,000 shares of common stock.

During the year ended December 31, 2013, we issued warrants to purchase 1,710,000 shares of restricted common stock at an exercise price of $0.75 per share pursuant to common stock purchase valued at $1,260,015, and warrants to purchase 795,149 shares at an exercise price of $0.25 per share for services valued at $795,149.

During the year ended December 31, 2013, we issued 7,832,548 shares of common stock to note holders in note conversions at $0.1276 per share. At the time of conversion, the notes were valued at $1,260,015 for outstanding principal and interest owed.

As of December 31, 2013, we had $380,000 of common stock to be issued. All of these shares were issued during the year ended December 31, 2014.

Note 9 – Stock Options and Warrants

Stock Options

On August 18, 2014, the Company granted 359,988 options with an exercise price of $0.38 per share under the 2014 Incentive Stock Plan.

Stock-based compensation expense related to vested options was $28,451 during year ended December 31, 2014. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the year ended December 31, 2014:

December 31, 2014
Expected term (years)	9.64
Expected volatility	110%
Risk-free interest rate	0
Dividend yield	0%

The stock option activity for the year ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	-	$-	-
Granted	359,988	0.38	9.64
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, December 31, 2014	359,988	$0.38	9.64
Exercisable, December 31, 2014	76,665	$0.38	9.64

Warrants

During the year ended December 31, 2014, we issued warrants to purchase 17,942,000 shares of common stock, including 50,000 warrants issued to an employee with an exercise price of $0.61 per share and 17,892,000 warrants to multiple investors with an exercise price of $0.25 per share.

Using the Black-Scholes method, warrants issued during the year ended December 31, 2014 were valued at $2,419,087. The following weighted-average assumptions were used in the Black-Scholes calculation:

December 31, 2014
Expected term (years)	5
Expected volatility	228%
Risk-free interest rate	1.65%
Dividend yield	0%

A summary of the Company’s warrant activity during the year ended December 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	7,022,703	$0.65	4.80
Granted	17,942,000	0.25	4.73
Exercised	(1,014,563)	0.09	2.81
Cancelled	(1,500,000)	0.25	4.73
Expired	-	-	-
Balance outstanding, December 31, 2014	22,450,140	$0.26	4.03
Exercisable, December 31, 2014	22,450,140	$0.26	4.03

During the year ended December 31, 2014, we recognized stock compensation of $15,838.

Note 10 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 11 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$(2,419,087)	$-	$-	$(2,419,087)

(1) The ending derivative value is calculated using the Black Scholes model.

Note 12 – Subsequent Events

None.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2014:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have sufficient procedures in place to ensure that accounts are reconciled correctly in a timely manner. This includes the consideration of complex accounting issues such as derivative valuations. Management has evaluated the impact of our failure to have the accounts reconciled correctly and has concluded that this represents a material weakness.

These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Christopher Sabec	49	Chief Executive Officer and Director
Robert Steele	48	President, Chief Financial Officer, Chief Operating Officer, and Director
Brett Johnson	43	Chairman of the Board of Directors

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Christopher Sabec

Mr. Sabec is a cofounder of Rightscorp Delaware and has served as its Chief Executive Officer since January 2011 (inception). From November of 2009 through December 2010, he served as a consultant for Pay Artists. From February to August of 2009, Mr. Sabec was the CEO of Plushy Feely Corp. In addition, he managed multiplatinum Hanson, helped launch Dave Matthews Band and licensed major label catalogues for online distribution. Mr. Sabec’s experience as Rightscorp Delaware’s founder and chief executive officer qualifies him to serve on our board of directors. Mr. Sabec is an experienced entertainment industry executive, entrepreneur and attorney with more than 25 years of business management experience, 21 years of global entertainment industry experience, and 15 years digital media experience.

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

Robert Steele

Mr. Steele is a cofounder of Rightscorp Delaware and has served as our Chief Financial Officer, and Chief Technology Officer since January 2011 (inception) and as our President since August 18, 2014. Mr. Steele has more than twenty years of experience as a technology entrepreneur. He designed and managed the development of our technology. He has seven years of experience as the CEO of two technology companies in the mobile and digital imaging space. From March 2007 to December 2010, Mr. Steele was President and CEO of Steele Consulting where he provided consulting services to various public and private companies in the media, entertainment, business process outsourcing and green technology space.

Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988. Mr. Steele’s experience as our cofounder, President, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer qualifies him to serve on our board of directors.

Brett Johnson

Brett Johnson was elected Director of Rightscorp Delaware in February 2013 and as the Chairman of our board of directors on August 18, 2014. Mr. Johnson is the CEO of Benevolent Capital Partners and Advisors (www.benevolentcapital.com), a private equity and consulting company with investments in real estate, manufacturing and consumer brands, including Octagon Partners, Enzymatics, TerraCycle, and ClearPlex. Since April 2013, Mr. Johnson has been the President and Chief Relationship Officer for Greenwood Hall (OTC: ELRN) an emerging cloud-based education management solutions provider that delivers end-to-end services for the entire student lifecycle (www.greenwoodhall.com). From 2010 to August 2012, Mr. Johnson was the CEO and President of Forward Industries (NASDAQ: FORD).

Mr. Johnson is a member of the board of directors of Blyth Inc. (NYSE: BTH). Blyth is a $1 billion direct to consumer sales company and leading designer and marketer of accessories for the home and health & wellness products. Mr. Johnson is a member of the Young Presidents Organization (YPO) and earned a bachelor’s degree from Brown University and an Executive Masters of Business Administration (EMBA) from Pepperdine University. Mr. Johnson is a member of the Board of Trustees for Choate Rosemary Hall and is a Senior Fellow in Entrepreneurship and a member of the Board of Visitors for the Graziadio School of Business at Pepperdine University. Mr. Johnson’s business experience qualifies him to serve on our board of directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a policy on whether the Chairman and Chief Executive Officer positions should be combined. Since August 2014, Mr. Johnson has served as Chairman of the Board of Directors while Mr. Sabec has continued to serve as Chief Executive Officer.

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

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with our bylaws and the provisions of the Nevada Revised Statutes.

Our officers are appointed by our board of directors and serve at its pleasure.

Involvement in Certain Legal Proceedings

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

Board Committees

The board of directors acts as the Audit Committee and has no separate committees. We do not have an audit committee financial expert at this time because we have not been able to hire a qualified candidate.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of our company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our company.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2014 and 2013 (including, with respect to 2013, compensation paid by Rightscorp Delaware). No other officer of the Company or Rightscorp Delaware received compensation in excess of $100,000 for either of the Company’s or Rightscorp Delaware’s last two completed fiscal years.

Name & Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Christopher Sabec	2014	261,875	(1)	-	-	-	-	-	-	261,875
Chief Executive Officer	2013	151,366		60,000	-	-	-	-	-	211,366

Robert Steele	2014	242,500	(2)	-	-	-	-	-	-	242,500
Chief Financial Officer	2013	159,983		60,000	-	-	-	-	-	219,983

(1) Includes annual salary of $150,000, repayment of accrued salary of $111,875.

(2) Includes annual salary of $150,000, repayment of accrued salary of $92,500.

Employment Agreements

We are not party to any employment agreements.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of our company. We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of December 31, 2014.

Director Compensation

For services as a director during the year December 31, 2014 Mr. Johnson received approximately $6,000 in cash and no other compensation. No other director of the Company received any compensation for services as director.

Risk Management

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on 89,896,421 issued and outstanding shares of common stock as of the date of the filing of this Annual Report on Form 10-K by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of the filing of this Annual Report on Form 10-K, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 89,896,421 shares of common stock issued and outstanding stock as of the date of the filing of this Annual Report on Form 10-K.

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
Christopher Sabec (2)	10,875,000	12.1%
Robert Steele	10,875,000	12.1%
Brett Johnson (3)	362,500	*
All Officers and Directors as a Group (3 persons)	22,112,500	24.6%

5% or Greater Beneficial Owners
AIGH Investment Partners, L. P. (4)	7,181,214	7.7%
Orin Hirschman (4)(5)	8,681,214	9.2%

* Less than one percent.

(1) The address for each of the officer and directors is c/o Rightscorp, Inc., at 3100 Donald Douglas Loop North, Santa Monica, CA 90405.

(2) Represents shares held by Christopher Sabec Revocable Trust dated February 17, 2011.

(3) Represents 72,500 shares issuable upon exercise of warrants and 290,000 shares owned by BMJ Enterprises, which is owned by Mr. Johnson.

(4) As set forth in a Schedule 13G filed December 31, 2014, includes 3,581,214 shares of our common stock currently issuable upon the exercise of warrants. Excludes 1,818,786 shares issuable pursuant to warrants which are not currently exercisable. Mr. Orin Hirschman is the Managing Member of AIGH Investment Partners, L. P.

(5) As set forth in a Schedule 13G filed December 31, 2014, includes (a) shares owned beneficially by AIGH Investment Partners, L.P. and (b) 1,500,000 shares owned beneficially by AIGH Investment Partners, LLC (but excludes 2,250,000 shares issuable pursuant to warrants which are not currently exercisable), both of which are controlled by Mr. Hirschman.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

None.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with our best interests.

Family Relationships

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of our company prior to the closing of the Reverse Acquisition, nor did any hold any position with us prior to the closing of the Reverse Acquisition, nor have been involved in any material proceeding adverse to us or any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Brett Johnson is an independent director. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

Subject to some exceptions, this standard generally provides that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2014 and December 31, 2013 for professional services rendered by HJ Associates & Consultants, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$57,700	$32,000
Tax Fees	-	-
All Other Fees	-	-
Total	$57,700	$32,000

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 25, 2013, among Rightscorp, Inc., Rightscorp Merger Acquisition Sub, Inc. and Rightscorp Delaware, Inc. (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on October 28, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2013)

3.2	Bylaws of the Company (incorporated by reference to the Company’s S-1 Registration Statement filed on December 30, 2010)

4.1	Form of Warrant (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

4.2	Form of Promissory Note (Rightscorp Delaware) (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

4.3	Form of Warrant under the Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.1	Promissory Note by and between the Company and Rightscorp Delaware, Inc., dated June 18, 2013 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.2	Financing Agreement by and between the Company and Hartford Equity Inc., a Delaware corporation, dated June 18, 2013 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.3	Form of Note Amendment (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

10.4	Purchase Agreement by and between the Company and Seaside 88, LP dated March 7, 2014 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 10, 2014)

10.5	Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.6	Form of Representation Agreement (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on January 14, 2015)+

10.7	Representation Agreement by and between the Company and BMG Rights Management (US) LLC dated as of December 1, 2011 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 6, 2015)+ +

10.8	Representation Agreement by and between the Company and Warner Bros. Entertainment Inc. dated as of March 18, 2013 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 6, 2015)+

21.1	Subsidiaries of Rightscorp, Inc. (Incorporated by reference from the Registration Statement on Form S-1 filed with the SEC on November 7, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

+	Confidential treatment is being sought for this agreement, which is being filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: March 10, 2015	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2015	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Christopher Sabec	Chief Executive Officer and Director	March 10, 2015
Christopher Sabec

/s/ Robert Steele	President, Chief Financial Officer and Director	March 10, 2015
Robert Steele

/s/ Brett Johnson	Chairman of the Board of Directors	March 10, 2015
Brett Johnson

