Form 10-Q
period 2015-03-31
RIGHTSCORP, INC.
filed 2015-05-07
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 7, 2015, the issuer had 89,896,421 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Assets
Cash	$823,531	$1,666,914
Prepaid expenses	108,891	190,346
Total Current Assets	932,422	1,857,260
Other Assets
Fixed assets, net	215,141	240,272
Intangible assets, net	12,675	16,900
Total Assets	$1,160,238	$2,114,432

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$543,760	$564,579
Convertible notes payable, net of discount of $0 and $0	-	10,000
Notes payable	29,325	43,988
Derivative liabilities	1,367,030	2,419,087
Total Current Liabilities	1,940,115	3,037,654
Total Liabilities	1,940,115	3,037,654

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 89,896,421 and 89,896,421shares issued and outstanding, respectively	89,896	89,896
Common stock to be issued	50,000	50,000
Additional paid in capital	6,051,613	6,030,259
Accumulated deficit	(6,971,386)	(7,093,377)
Total stockholders’ deficit	(779,877)	(923,222)
Total Liabilities and Stockholders’ Deficit	$1,160,238	$2,114,432

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$307,904	$188,933

Operating expenses:
Copyright holder fees	153,952	94,467
General and administrative	1,052,867	692,015
Sales and marketing	1,497	31,308
Depreciation and amortization	29,356	11,599
Total operating expenses	1,237,672	829,389

Loss from operations	(929,768)	(640,456)

Other Income (expenses):
Interest expense	(298)	(10,586)
Gain on valuation of derivative	1,052,057	-
Total other income (expenses)	1,051,759	(10,586)

Income (loss) before income taxes	121,991	(651,042)

Provision for income taxes	-	-

Net income (loss)	$121,991	$(651,042)

Net income (loss) per share – basic and diluted	0.00	(0.01)

Weighted average common shares – basic and diluted	89,896,421	69,071,926

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income (loss)	$121,991	$(651,042)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	29,356	11,599
Common stock issued for service	-	27,375
Warrants and Options issued for service & compensation	21,354	15,838
Gain on derivative liabilities	(1,052,057)	-
Amortization of discount on convertible debt	-	5,387
(Increase)/Decrease in prepaid expense	81,455	5,067
(Increase)/Decrease in accounts payable and accrued liabilities	(20,819)	46,970
Net cash used in operating activities	(818,720)	(538,806)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	-	(16,346)
Net cash used in investing activities	-	(16,346)

Cash Flows from Financing Activities
Proceeds from convertible notes	-	312,488
Repayment of convertible notes	(10,000)	-
Common stock to be issued for cash	-	471,000
Payments on note payable	(14,663)	-
Net cash provided by financing activities	(24,663)	783,488

Net increase (decrease) in cash	(843,383)	228,336

Cash, beginning of period	1,666,914	36,331

Cash, end of period	$823,531	$264,667

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$-	$3,500
Stock issued for convertible debt: accrued interest	$-	$729

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of the Business

Rightscorp, Inc., a Nevada corporation (the “Company”) was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware (completed on October 25, 2013) is treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of March 31, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified from prior periods to properly reflect the nature of the accounts.

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on March 10, 2015.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Fixed Assets and Intangible Assets

As of March 31, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
Furniture and equipment	$312,756	$312,756
Less accumulated depreciation	(97,615)	(72,484)
Fixed assets, net	$215,141	$240,272

	March 31, 2015	December 31, 2014
Intangible assets	84,500	84,500
Less accumulated depreciation	(71,825)	(67,600)
Intangible assets, net	$12,675	$16,900

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $29,356 and $11,599, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued payroll	$62,908	$91,673
Accrued legal fees	220,422	219,912
Accrued interest	-	1,263
Other	260,430	251,731
Total	$543,760	$564,579

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements required the Company to repay the principal, together with 10% annual interest by the maturity date of the notes ranging between October 2, 2013 and July 2, 2014. The notes were secured and matured nine months from the issuance date. The notes were convertible into shares of common stock at a conversion price of $0.1276 per share. During the three months ended March 31, 2015, the Company repaid $10,000 of principal and $1,304 of interest on a convertible note.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was fully amortized during the three months ended March 31, 2015, resulting in a final debt discount balance of $0 as of March 31, 2015.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of March 31, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Convertible Note Issued on 9/26/13
Original Principal: $10,000.00
Interest Rate: 10%
Maturity Date: 6/26/14
Conversion price amended to $0.1276 on 10/4/13	$-	$10,000

Total Outstanding Convertible Notes Payable	-	10,000
Less Debt Discount	-	-
	$-	$10,000

As of March 31, 2015, the annual maturities of outstanding convertible notes were $0 for the year ending December 31, 2015.

Note 6 – Derivative Liability

The Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of the newly issued and outstanding warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than the exercise price of these warrants. If these provisions are triggered, the exercise price of the warrant will be reduced. As a result, the Company has determined that the exercise feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the exercise feature of the warrants and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants.

At origination, the Company valued the conversion features using the following assumptions: stock price of $0.315 and annualized volatility of 121%. The Company determined that at origination the liability related to the warrants issued was $3,192,314 which was $222,242 greater than the transaction value and was expensed at the time of origination.

At March 31, 2015, the Company revalued the conversion features using the following assumptions: stock price of $0.0839 and annualized volatility of 274%, and determined that, during the three months ended March 31, 2015, the Company’s derivative liability decreased by $1,052,057 to $1,367,030. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three months period.

Note 7 – Capital Stock

The total number of shares of all classes of capital stock, which the Company is authorized to issue, is 260,000,000 shares, consisting of 250,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company is authorized to provide for the issuance of shares of preferred stock in one or more series and to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and relative, participating, optional or other special rights, if any, if each series and the qualifications, limitations and restrictions thereof.

As of March 31, 2015, the Company had 89,896,421 shares of common stock issued and outstanding.

Note 8 – Stock Options and Warrants

Stock Options

On August 18, 2014, the Company granted 359,988 options with an exercise price of $0.38 per share under the 2014 Incentive Stock Plan.

Stock-based compensation expense related to vested options was $9,442 during three months ended March 31, 2015. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the three months ended March 31, 2015:

March 31, 2015
Expected term (years)	9.39
Expected volatility	116%
Risk-free interest rate	0
Dividend yield	0%

The stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	359,988	$0.38	9.64
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2015	359,988	$0.38	9.39
Exercisable, March 31, 2015	103,331	$0.38	9.39

Warrants

During the three months ended March 31, 2015, we issued warrants to purchase 150,000 shares of common stock, to board advisors with an exercise price of $0.25 per share.

Using the Black-Scholes method, warrants issued during the three months ended March 31, 2015 were valued at $11,910. The following weighted-average assumptions were used in the Black-Scholes calculation:

December 31, 2014
Expected term (years)	5
Expected volatility	254%
Risk-free interest rate	1.47%
Dividend yield	0%

A summary of the Company’s warrant activity during the three months ended March 31, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	22,450,140	$0.26	4.03
Granted	150,000	0.25	4.91
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding, March 31, 2015	22,600,140	$0.26	3.79
Exercisable, March 31, 2015	22,600,140	$0.26	3.79

Note 9 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,367,030)	$ -	$ -	$(1,367,030)

(1) The ending derivative value is calculated using the Black Scholes model.

Note 11 – Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) for the three months ended March 31, 2015 and 2014, should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 10, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Our company was organized under the laws of the State of Nevada on April 9, 2010, and our fiscal year end is December 31. Our company is the parent company of Rightscorp, Inc. a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). The acquisition of Rightscorp Delaware was treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of our company.

We have developed products and intellectual property rights relating to policing copyright infringement on the Internet. We are dedicated to the vision that digital creative works should be protected economically so that the next generation of great music, movies, video games and software can be made and their creators can prosper. We have a patent-pending, proprietary method for solving copyright infringement by collecting payments from illegal downloaders via notifications sent to their ISPs. Rightscorp has closed more than 200,000 cases of copyright infringement to date.

Results of Operations

Three Months ended March 31, 2015 Compared To Three Months ended March 31, 2014

Revenue

We generated revenues of $307,904 during the three months ended March 31, 2015, an increase of $118,971 or 63% as compared to $188,933 for the three months ended March 31, 2014. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 60,000 on March 31, 2014 to approximately 256,000 on March 31, 2015.

Payments to Copyright Holders

Our business strategy is that we pay copyright holders a percentage of the revenue collected based on agreements with them entered prior to our notices being sent to infringers. For the three months ended March 31, 2015 we paid $153,952 to copyright holders, or approximately 50% of revenues. For the period March 31, 2014 we paid $94,467 to copyright holders, or approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $1,497 for the three months ended March 31, 2015 compared to $31,308 for the three months ended March 31, 2014, a decrease of $29,811. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

Total wage expense increased from $241,347 for the three months ended March 31, 2014 compared to $335,073 for the three months ended March 31, 2015. Our legal costs were $114,242 for the three months ended March 31, 2014 compared to $182,543 for the three months ended March 31, 2015, an increase of $68,300 related to certain legal actions taken against the company. The overall increase of our general and administrative expenses was $360,852.

Non-cash: Depreciation and Amortization

Depreciation and amortization expenses were $29,356 during the three months ended March 31, 2015, an increase of $17,757, as compared to $11,599 for the three months ended March 31, 2014.

Non-cash: Interest

Interest expense totaled $298 during the three months ended March 31, 2015, a decrease from $10,586 in the three months ended March 31, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash: Gain on Derivative

We had a gain on derivative liability of $1,052,057 during the three months ended March 31, 2015, compared to zero for the three months ended March 31, 2014.

As a result of the foregoing, during the three months ended March 31, 2015, we recorded a net income of $121,991 compared to a net loss of $651,042 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015 we had cash of $823,531, which we estimate will be sufficient to sustain our operations for four months. We expect that we will require an additional $1,800,000 to operate the Company over the next 12 months. We anticipate that $375,000 in needed capital will come from the remaining amounts available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. Our revenues continue to increase, which generate cash flow reducing the need for financing. It is possible that the Company could become cash flow positive from operations in 2015 no longer requiring financing to cash required for operations.

Our current cash requirements are significant based upon our plan to develop our intellectual property and grow our business. Beyond the financing transactions entered into with Hartford Equity Inc., we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional financing sooner than anticipated. There are no assurances that we will be able to raise such required working capital on favorable terms, or that such working capital will be available on any terms when needed. The terms of such additional financing may result in substantial dilution to existing shareholders. Any failure to secure additional financing may force the Company to modify its business plan. In addition, we cannot be assured of profitability in the future.

We had cash and equivalents of $823,531 and $1,666,914 at March 31, 2015 and December 31, 2014, respectively.

Operating Activities

During the three months ended March 31, 2015, we used $818,720 of cash in operating activities. Non-cash adjustments included $29,356 related to depreciation and amortization, $21,354 for options and warrants issued for services, $1,052,257 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $60,636.

During the three months ended March 31, 2014, we used $538,806 of cash in operating activities. Non-cash adjustments included $11,599 related to depreciation and amortization, $27,375 for common stock issued for services, $15,838 warrants issued for services, $5,387 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $52,037.

Investing Activities

During the three months ended March 31, 2014, we acquired equipment in the aggregate amount of $16,346 related to office operations.

Financing Activities

During the three months ended March 31, 2015, we used $24,663 of cash in financing activities. We used $10,000 to repay convertible notes, and $14,663 in payments on note payable. During the three months ended March 31, 2014, financing activities provided $783,488. We received $312,488 in proceeds from convertible notes and $471,000 in proceeds from common stock issued for cash.

Critical Accounting Policies and Estimates

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

John Blaha v. Rightscorp, Inc., C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

Nature of Matter: This matter asserts causes of action for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227); and (2) Abuse of Process (Under Federal and California Law). The action is brought on behalf of the individual named plaintiff as well as on behalf of two putative nationwide classes. This matter was previously captioned with Karen J. Reif and Isaac Nesmith as lead plaintiffs. On March 9, 2015, plaintiff filed a First Amended Complaint replacing the lead plaintiffs, dropping their second and third causes of action for Violations of the Fair Debt Collection Practices Act (15 U.S.C. § 1692, et seq.) and Violations of the Rosenthal Fair Debt Collection Practices Act (Cal. Civ. Code § 1788 et seq.) (and dropping associated putative class claims), and naming BMG Rights Management (US) LLC and Warner Bros. Entertainment Inc. as additional defendants.

Progress of Matter to Date: After the filing of the First Amended Complaint, defendants filed a motion to dismiss plaintiff’s Second Cause of Action for Abuse of Process. All defendants have joined in that motion to dismiss. The parties agreed to an extension for plaintiff to bring a motion for class certification with respect to their class allegations to allow the parties time to determine which claims will survive Defendants’ motions to dismiss and to allow sufficient time to conduct discovery necessary to determine whether class treatment is warranted. The Court set the deadline for plaintiff to file the motion for class certification for July 27, 2015.

Response to Matter: The Company contends the claims are without merit and filed motions to dismiss on March 9, 2015. The motions to dismiss are set for hearing on May 11, 2015. The Company will mount a vigorous defense to plaintiff’s first cause of action for Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227).

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

Progress of Matter to Date: The Complaint has been filed and served. A response to the Complaint is presently due on May 8, 2015.

Response to Matter: The Company is commencing its investigation of the claims. On April 10, 2015, the Company has filed a motion to stay the action until the California Court decides whether the TCPA Class should be certified in order to prevent duplicative efforts and discovery costs for both parties. That motion is currently pending.

Evaluation: The case is still at the pleading stage, no answer has been served, and no discovery has been conducted in this matter. As a result, we are unable to provide an evaluation of the likelihood of an unfavorable result or a range of damages.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we issued warrants to purchase 150,000 shares of common stock, to board advisors with an exercise price of $0.25 per share. In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

RIGHTSCORP, INC.

Dated: May 7, 2015	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 7, 2015	By:	/s/ Robert Steele
	Name:	Robert Steele
	Title:	Chief Financial Officer (principal financial and accounting officer)

