Form 10-Q
period 2015-06-30
RIGHTSCORP, INC.
filed 2015-08-14
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 14, 2015, the issuer had 92,896,421 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash	$266,871	$1,666,914
Prepaid expenses	101,061	190,346
Total Current Assets	367,932	1,857,260
Other Assets
Fixed assets, net	190,769	240,272
Intangible assets, net	8,450	16,900
Total Assets	$567,151	$2,114,432

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$1,150,245	$564,579
Convertible notes payable, net of discount of $0 and $0	-	10,000
Notes payable	14,663	43,988
Derivative liabilities	2,462,299	2,419,087
Total Current Liabilities	3,627,207	3,037,654
Total Liabilities	3,627,207	3,037,654

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 92,896,421 and 89,896,421shares issued and outstanding, respectively	92,896	89,896
Common stock to be issued	50,000	50,000
Additional paid in capital	6,586,454	6,030,259
Accumulated deficit	(9,789,406)	(7,093,377)
Total stockholders’ deficit	(3,060,056)	(923,222)
Total Liabilities and Stockholders’ Deficit	$567,151	$2,114,432

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$233,816	$251,481	$541,720	$440,414

Operating expenses:
Copyright holder fees	116,908	125,740	270,860	220,207
General and administrative	1,798,071	832,334	2,850,938	1,524,349
Sales and marketing	12,747	24,248	14,244	55,556
Depreciation and amortization	28,597	12,758	57,953	24,357
Total operating expenses	1,956,323	995,080	3,193,995	1,824,469

Loss from operations	(1,722,507)	(743,599)	(2,652,275)	(1,384,055)

Other Income (expenses):
Interest expense	(244)	(10,640)	(542)	(21,226)
Loss on valuation of derivative	(1,095,269)	-	(43,212)	-
Total other income (expenses)	(1,095,513)	(10,640)	(43,754)	(21,226)

Income (Loss) before income taxes	(2,818,020)	(754,239)	(2,696,029)	(1,405,281)

Provision for income taxes	-	-	-	-

Net income (loss)	$(2,818,020)	$(754,239)	$(2,696,029)	$(1,405,281)

Net income (loss) per share - basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares - basic	90,753,564	71,921,185	90,327,360	70,504,426

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(2,696,029)	$(1,405,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	57,953	24,357
Common stock issued for service	-	214,510
Stock Compensation Expense	395,000	-
Warrants and Options issued for service & compensation	164,195	15,838
Loss on derivative liabilities valuation	43,212	-
Amortization of discount on convertible debt	-	10,791
(Increase)/Decrease in prepaid expense	89,285	10,135
Increase/(Decrease) in accounts payable and accrued liabilities	585,666	(26,728)
Net cash used in operating activities	(1,360,718)	(1,156,379)

Cash Flows from Investing Activities
Purchases of equipment and furniture	-	(33,312)
Net cash used in investing activities	-	(33,312)

Cash Flows from Financing Activities
Repayment of convertible notes	(10,000)	-
Common stock to be issued for cash	-	1,896,574
Proceeds from the exercise of warrants	-	24,367
Payments on note payable	(29,325)	-
Net cash provided (used) by financing activities	(39,325)	1,920,941

Net increase (decrease) in cash	(1,400,043)	731,250

Cash, beginning of period	1,666,914	36,331

Cash, end of period	$266,871	$767,581

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$-	$3,500
Stock issued for convertible debt: accrued interest	$-	$729
Stock issued for subscription payable	$-	$5,000

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

The Company has developed products and intellectual property rights relating to providing data and analytics regarding copyright infringement on the Internet. The Company is dedicated to the vision that digital creative works should be protected economically so that the next generation of great music, movies, video games and software can be made and their creators can prosper. The Company has a patent-pending, proprietary method for gathering and analyzing infringement data and for solving copyright infringement by collecting payments from illegal downloaders via notifications sent to their ISP’s.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. Operating Results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified from prior periods to properly reflect the nature of the accounts and to conform to current period presentation.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Fixed Assets and Intangible Assets

As of June 30, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	June 30, 2015	December 31, 2014
Furniture and equipment	$312,756	$312,756
Less accumulated depreciation	(121,987)	(72,484)
Fixed assets, net	$190,769	$240,272

	June 30, 2015	December 31, 2014
Intangible assets	$84,500	$84,500
Less accumulated depreciation	(76,050)	(67,600)
Intangible assets, net	$8,450	$16,900

Depreciation and amortization expense for the three and six months ended June 30, 2015 was $28,597 and $57,953, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2014 was $12,758 and $24,357, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued payroll	$106,146	$91,673
Accrued legal fees	694,102	219,912
Accrued interest	-	1,263
Other	349,997	251,731
Total	$1,150,245	$564,579

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements required the Company to repay the principal, together with 10% annual interest by the maturity date of the notes ranging between October 2, 2013 and July 2, 2014. The notes were secured and matured nine months from the issuance date. The notes were convertible into shares of common stock at a conversion price of $0.1276 per share. During the six months ended June 30, 2015, the Company repaid $10,000 of principal and $1,304 of interest on a convertible note.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was fully amortized during the six months ended June 30, 2015, resulting in a final debt discount balance of $0 as of June 30, 2015.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of June 30, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Convertible Note Issued on 9/26/13
Original Principal: $10,000.00
Interest Rate: 10%
Maturity Date: 6/26/14
Conversion price amended to $0.1276 on 10/4/13	$-	$10,000

Total Outstanding Convertible Notes Payable	-	10,000
Less Debt Discount	-	-
	$-	$10,000

As of June 30, 2015, the annual maturities of outstanding convertible notes were $0 for the year ending December 31, 2015.

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

At June 30, 2015, the Company revalued the conversion features using the following assumptions: stock price of $0.151 and annualized volatility of 278%, and determined that, during the six months ended June 30, 2015, the Company’s derivative liability increased by $43,212 to $2,462,299. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three and six months period.

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

During the six months ended June 30, 2015, we issued 1,000,000 shares of our common stock for services valued at $159,000.

During the six months ended June 30, 2015, we issued 2,000,000 shares of our common stock to our CFO valued at $236,000.

As of June 30, 2015, the Company had 92,896,421 shares of common stock issued and outstanding.

Note 8 – Stock Options and Warrants

Stock Options

On August 18, 2014, the Company granted 359,988 options with an exercise price of $0.38 per share under the 2014 Incentive Stock Plan. On June 5, 2015, the Company reduced an exercised price of 290,000 options to $0.25. The Company revalued 290,000 options on June 4 and June 5, 2015, using the Black-Scholes fair value option-pricing model. The difference in values will be expensed over the remaining vesting term on a straight-line basis. The Company used the following weighted average assumptions:

	June 4, 2015	June 5, 2015
Expected term (years)	9.21	9.21
Expected volatility	207%	207%
Risk-free interest rate	2.31%	2.41%
Dividend yield	0%	0%

On June 5, 2015, the Company granted 220,000 options with an exercise price of $0.25 per share under the 2014 Incentive Stock Plan.

Stock-based compensation expense related to vested options was $25,571 during six months ended June 30, 2015. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the six months ended June 30, 2015:

June 30, 2015
Expected term (years)	9.14
Expected volatility	132%
Risk-free interest rate	0
Dividend yield	0%

The stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	359,988	$0.25	9.64
Granted	220,000	$0.25	9.94
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Balance outstanding, June 30, 2015	579,988	$0.25	9.44
Exercisable, June 30, 2015	193,328	$0.25	9.44

Warrants

During the six months ended June 30, 2015, we issued warrants to purchase 150,000 shares of common stock, to board advisors with an exercise price of $0.25 per share.

During the six months ended June 30, 2015, we issued warrants to purchase 3,000,000 shares of common stock, to our CFO with an exercise price of $0.25 per share.

Using the Black-Scholes method, warrants vested during the six months ended June 30, 2015 were valued at $138,624. The following weighted-average assumptions were used in the Black-Scholes calculation:

June 30, 2015
Expected term (years)	4.24
Expected volatility	278%
Risk-free interest rate	1.63%
Dividend yield	0%

A summary of the Company’s warrant activity during the six months ended June 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	22,450,140	$0.26	4.03
Granted	3,150,000	$0.25	4.91
Exercised	-	$-	-
Expired	(1,710,000)	$0.75	-
Balance outstanding, June 30, 2015	23,890,140	$0.22	3.98
Exercisable, June 30, 2015	21,890,140	$0.22	3.89

Note 9 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rate of $2,600 per month.

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(2,462,299)	$-	$-	$(2,462,299)

(1) The ending derivative value is calculated using the Black Scholes model.

Note 11 – Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 10, 2015. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

We have developed products and intellectual property rights relating to providing data and analytics regarding copyright infringement on the Internet. We are dedicated to the vision that digital creative works should be protected economically so that the next generation of great music, movies, video games and software can be made and their creators can prosper. We have a patent-pending, proprietary method for gathering and analyzing infringement data and for solving copyright infringement by collecting payments from illegal downloaders via notifications sent to their ISPs. Rightscorp has closed more than 230,000 cases of copyright infringement to date.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue

We generate revenues by retaining a portion of the settlement payments we receive from copyright infringers. Our customers, the copyright holders, benefit from our service as we share a portion of the settlement with them. This helps them recapture the revenues they lost when their copyrighted material was illegally copied and distributed. For the three months ended June 30, 2015 we generated revenues of $233,816, a decrease of $17,665 or 7% as compared to $251,481 for the three months ended June 30, 2014. The decrease in revenues was due to a disproportionate amount of time being spent by the Company supporting clients in legal matters.

Payments to Copyright Holders

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue collected based on agreements with them entered prior to our notices being sent to infringers. For the three months ended June 30, 2015 we paid $116,908 to copyright holders, or approximately 50% of collected revenues. For the three months ended June 30, 2014 we paid $125,740 to copyright holders, also approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $12,747 for the three months ended June 30, 2015 compared to $24,248 for the three months ended June 30, 2014, a decrease of $11,501. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $579,780 for the three months ended June 30, 2015, compared to $122,190 for the three months ended June 30, 2014, related to certain legal actions taken against the Company. Total wage and related expenses for the three months ended June 30, 2015 were $674,885, of which $378,841 were non-cash charges related to the issuance of restricted common stock, options and warrants related for services. This represents an increase of $390,490 over for the three months ended June 30, 2014. We also had non-cash charges of $159,000 related to the issuance of restricted common stock for consulting fees.

Our total general and administrative expenses for the three months ended June 30, 2015 was $1,798,071, of which $537,841 was non-cash expenses as noted above.

Non-cash expense: Depreciation and Amortization

Depreciation and amortization expenses were $28,597 during the three months ended June 30, 2015, an increase of $15,839, as compared to $12,758 for the three months ended June 30, 2014.

Non-cash expense: Interest

Interest expense totaled $244 during the three months ended June 30, 2015, a decrease from $10,640 in the three months ended June 30, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash expense: Loss on Derivative

We had a loss on derivative liability of $1,095,269 during the three months ended June 30, 2015, compared to zero for the three months ended June 30, 2014.

As a result of the foregoing, during the three months ended June 30, 2015, we recorded a net loss of $2,818,020 compared to $754,239 for the three months ended June 30, 2014. Of this amount, $1,661,951 was related to non-cash expenses during the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue

We generated revenues of $541,720 during the six months ended June 30, 2015, an increase of $101,306 or 23% as compared to $440,414 for the six months ended June 30, 2014. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements of, from approximately 100,000 on June 30, 2014 to approximately 308,000 on June 30, 2015.

Payments to Copyright Holders

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue collected based on agreements with them entered prior to our notices being sent to infringers. For the six months ended June 30, 2015 we paid $270,860 to copyright holders, or approximately 50% of collected revenues. For the six months June 30, 2014 we paid $220,207 to copyright holders, also approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $14,244 for the six months ended June 30, 2015 compared to $55,556 for the six months ended June 30, 2014, a decrease of $41,312. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $762,323 for the six months ended June 30, 2015, compared to $236,432 for the six months ended June 30, 2014, related to certain legal actions taken against the Company. Total wage and related expenses for the six months ended June 30, 2015 were $1,009,958, of which $388,283 were non-cash charges related to the issuance of restricted common stock, options and warrants related for services. This represents an increase of $484,215 over for the six months ended June 30, 2014. We also had non-cash charges of $170,910 related to the issuance of restricted common stock for consulting fees.

Our total general and administrative expenses for the six months ended June 30, 2015 was $2,850,938, of which $559,193 was non-cash expenses as noted above.

Non-cash expense: Depreciation and Amortization

Depreciation and amortization expenses were $57,953 during the six months ended June 30, 2015, an increase of $33,596, as compared to $24,357 for the six months ended June 30, 2014.

Non-cash expense: Interest

Interest expense totaled $542 during the six months ended June 30, 2015, a decrease from $21,226 in the six months ended June 30, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash expense: Loss on Derivative

We had a loss on derivative liability of $43,212 during the six months ended June 30, 2015, compared to zero for the six months ended June 30, 2014.

As a result of the foregoing, during the six months ended June 30, 2015, we recorded a net loss of $2,696,029 compared to a net loss of $1,405,281 for the six months ended June 30, 2014. Of this amount, $660,900 was related to non-cash expenses during the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015 we had cash of $266,871, which we estimate will be sufficient to sustain our operations for one to two months. We expect that we will require an additional $1,800,000 to operate the Company over the next 12 months. We anticipate that $275,000 in needed capital will come from the remaining amounts available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. Our revenues continue to increase on a year over year basis, which generates cash flow reducing the need for financing. It is possible that the Company could become cash flow positive from operations in 2016 no longer requiring financing to cash required for operations.

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

We had cash of $266,871 and $1,666,914 at June 30, 2015 and December 31, 2014, respectively.

Operating Activities

During the six months ended June 30, 2015, we used $1,360,718 of cash in operating activities. Non-cash adjustments included $57,953 related to depreciation and amortization, $395,000 for stock compensation expense $164,195 for options and warrants issued for services, $43,212 related to loss on derivative liabilities, and net changes in operating assets and liabilities of $674,951.

During the six months ended June 30, 2014, we used $1,156,379 of cash in operating activities. Non-cash adjustments included $24,357 related to depreciation and amortization, $214,510 for common stock issued for services, $15,838 for options and warrants issued for services, $10,791 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $16,593.

Investing Activities

During the six months ended June 30, 2014, we acquired equipment in the aggregate amount of $33,312 related to office operations.

Financing Activities

During the six months ended June 30, 2015, we used $39,325 of cash in financing activities. We used $10,000 to repay convertible notes, and $29,325 in payments on note payable. During the six months ended June 30, 2014, financing activities provided $1,920,941. We received $24,367 in proceeds from the exercise of warrants and $1,896,574 in proceeds from common stock issued for cash.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses in our disclosure controls and procedures:

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

Changes in Internal Controls

On June 20, 2015, the Board of Directors appointed Cecil Bond Kyte as its Chief Financial Officer.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

John Blaha v. Rightscorp, Inc., Federal Distrcit Court, C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

Nature of Matter: This matter presently seeks relief for alleged violations of the Telephone Consumer Protection Act (47 U.S.C. § 227). The action is brought on behalf of the individual named plaintiff as well as on behalf of a putative nationwide classes.

Progress of Matter to Date: This matter was previously captioned with Karen J. Reif and Isaac Nesmith as lead plaintiffs. On March 9, 2015, plaintiff filed a First Amended Complaint replacing the lead plaintiffs, dropping their second and third causes of action for Violations of the Fair Debt Collection Practices Act (15 U.S.C. § 1692, et seq.) and Violations of the Rosenthal Fair Debt Collection Practices Act (Cal. Civ. Code § 1788 et seq.) (and dropping associated putative class claims), and naming BMG Rights Management (US) LLC and Warner Bros. Entertainment Inc. as additional defendants.

The First Amended Complaint also contained a cause of action for Abuse of Process. In response to the Abuse of Process claim, defendants brought a special motion to strike the claim under California’s anti-SLAPP statute. Defendants’ anti-SLAPP motion was granted on May 8, 2015. Pursuant to the Court’s May 8, 2015 Order, the Abuse of Process claim (and associated putative class claim) was stricken from the case and plaintiff was ordered to pay defendants’ attorney’s fees incurred in bringing the anti-SLAPP motion.

At the outset of the matter, the parties agreed to an extension for plaintiff to bring a motion for class certification with respect to their class allegations to allow the parties time to determine which claims would survive defendants’ motions to strike and to allow sufficient time to conduct discovery necessary to determine whether class treatment is warranted.

On June 1, 2015, the parties agreed to participate in a mediation to determine whether the matter could be resolved without further litigation and filed a joint motion requesting that the matter be stayed pending the conclusion of mediation in August 2015. The Court granted the motion and stayed all proceedings through August 17, 2015, so that the parties can participate in a mediation. The Court also extended Plaintiff’s deadline to move for class certification to October 19, 2015.

“Response to Matter: The Company has defeated three of the four claims asserted in the original complaint. The Company filed an answer in response to the First Amended Complaint on June 8, 2015, contending that the remaining TCPA claim is without merit. Should mediation prove unsuccessful, the Company will mount a vigorous defense to plaintiff’s first cause of action for violations of the TCPA.

Evaluation: No discovery has been conducted in this matter. There is a mediation scheduled for August 17, 2015.

Melissa Brown and Ben Jenkins v. Rightscorp, Inc., Federal Distrcit Court, M.D. Ga. (Complaint Filed February 17, 2015).

Nature of Matter: This matter asserts causes of action for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) and (2) Knowing and Willful Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.).

Progress of Matter to Date: The Complaint has been filed and served. On April 10, 2015, the Company has filed a motion to stay the action until the California Court decides whether the TCPA Class should be certified in order to prevent duplicative efforts and discovery costs for both parties, but the motion was denied on June 9, 2015. An initial scheduling conference has been set.

Response to Matter: An answer to the Complaint was filed on May 8, 2015, wherein the Company denied all of the material allegations of the Complaint. The parties are to submit a joint Rule 26 Report by August 24, 2015. No discovery has been conducted in the matter, to date.

Evaluation: No discovery has yet been conducted in this matter. As a result, we are unable to provide an evaluation of the likelihood of an unfavorable result or a range of damages.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

●	During the three months ended June 30, 2015, we issued 1,000,000 shares of our common stock for services valued at $159,000.

●	During the three months ended June 30, 2015, we issued 2,000,000 shares of our common stock to our CFO valued at $236,000.

●	During the three months ended June 30, 2015, we issued warrants to purchase 3,000,000 shares of common stock, to our CFO with an exercise price of $0.25 per share.

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

RIGHTSCORP, INC.

Dated: August 14, 2015	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 14, 2015	By:	/s/ Cecil Bond Kyte
	Name:	Cecil Bond Kyte
	Title:	Chief Financial Officer (principal financial and accounting officer)

