Form 10-Q
period 2015-09-30
RIGHTSCORP, INC.
filed 2015-11-16
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 5, 2015, the issuer had 93,196,421 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Assets
Cash	$861,347	$1,666,914
Prepaid expenses	77,472	190,346
Total Current Assets	938,819	1,857,260
Other Assets
Fixed assets, net	166,457	240,272
Intangible assets, net	4,225	16,900
Total Assets	$1,109,501	$2,114,432

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,567,443	$564,579
Convertible notes payable, net of discount of $0 and $0	-	10,000
Notes payable	-	43,988
Derivative liabilities	1,838,595	2,419,087
Total Current Liabilities	3,406,038	3,037,654
Total Liabilities	3,406,038	3,037,654

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 93,196,421 and 89,896,421 shares issued and outstanding, respectively	93,196	89,896
Common stock to be issued	1,082,000	50,000
Additional paid in capital	6,741,841	6,030,259
Accumulated deficit	(10,213,574)	(7,093,377)
Total stockholders’ deficit	(2,296,537)	(923,222)
Total Liabilities and Stockholders’ Deficit	$1,109,501	$2,114,432

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$215,196	$248,387	$756,916	$688,801

Operating expenses:
Copyright holder fees	107,598	124,194	378,458	344,401
General and administrative	1,116,589	913,151	3,967,527	2,437,500
Sales and marketing	5,396	16,872	19,640	72,428
Depreciation and amortization	28,537	14,951	86,490	39,308
Total operating expenses	1,258,120	1,069,168	4,452,115	2,893,637

(Loss) from operations	(1,042,924)	(820,781)	(3,695,199)	(2,204,836)

Other income (expenses):
Interest expense	(4,948)	(5,009)	(5,490)	(26,235)
Gain on settlements	-	169,950	-	169,950
Gain(Loss) on valuation of derivative	623,704	(238,401)	580,492	(238,401)
Total other income (expenses)	618,756	(73,460)	575,002	(94,686)

(Loss) before income taxes	(424,168)	(894,241)	(3,120,197)	(2,299,522)

Provision for income taxes	-	-	-	-

Net loss	$(424,168)	$(894,241)	$(3,120,197)	$(2,299,522)

Net loss per share – basic and diluted	(0.00)	(0.01)	(0.03)	(0.03)

Weighted average common shares – basic	91,947,241	77,246,760	91,271,146	72,792,882

See accompanying notes to consolidated financial statements

Rightscorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,120,197)	$(2,299,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	86,490	39,308
Common stock issued for service	201,060	374,246
Stock Compensation Expense	236,000	40,205
Warrants and Options issued for service & compensation	277,822	-
Gain on settlement	-	(169,950)
(Gain)Loss of derivative	(580,492)	238,401
Amortization of discount on convertible debt	-	10,891
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expense	112,874	9,764
Increase/(Decrease) in accounts payable and accrued liabilities	1,002,864	(52,881)
Increase/(Decrease) in accrued Interest	-	(100,287)
Net cash used in operating activities	(1,783,579)	(1,909,825)

Cash Flows from Investing Activities
Purchases of equipment and furniture	-	(76,505)
Net cash used in investing activities	-	(76,505)

Cash Flows from Financing Activities
Repayment of convertible notes	(10,000)	(100,000)
Common stock to be issued for cash	1,032,000	1,961,573
Proceeds from the exercise of warrants	-	2,707,001
Payments on note payable	(43,988)	-
Warrant conversion	-	27,813
Net cash provided by financing activities	978,012	4,596,387

Net increase (decrease) in cash	(805,567)	2,610,057

Cash, beginning of period	1,666,914	36,331

Cash, end of period	$861,347	$2,646,388

Non-Cash Investing & Financing Disclosure
Stock issued for conventional debt	$-	$53,500
Stock issued for convertible debt: accrued interest	$-	$729
Stock issued for subscription payable	$-	$250,000
Cashless exercise of warrant	$-	$355
Stock issued for prepaid expense	$-	$585,177
Extinguishment of debt	$-	$149,400
Stock issued for common stock payable	$-	$380,000
Interest paid	$-	$-
Taxes Paid	$-	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Fixed Assets and Intangible Assets

As of September 30, 2015 and December 31, 2014, fixed assets and intangible assets consisted of the following:

	September 30, 2015	December 31, 2014
Furniture and equipment	$312,756	$312,756
Less accumulated depreciation	(146,299)	(72,484)
Fixed assets, net	$166,457	$240,272

	September 30, 2015	December 31, 2014
Intangible assets	$84,500	$84,500
Less accumulated depreciation	(80,275)	(67,600)
Intangible assets, net	$4,225	$16,900

Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $28,537 and $86,490, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2014 was $14,951 and $39,308, respectively. Annual amortization expense will be $16,900 per year through 2015.

Note 4 – Accounts Payable and Accrued Liabilities

As of September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Accrued payroll	$84,342	$91,673
Accrued legal fees	920,557	219,912
Accrued interest	-	1,263
Other	562,544	251,731
Total	$1,567,443	$564,579

Note 5 – Convertible Notes Payable

Between January 3, 2013 and October 2, 2013, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements required the Company to repay the principal, together with 10% annual interest by the maturity date of the notes ranging between October 2, 2013 and July 2, 2014. The notes were secured and matured nine months from the issuance date. The notes were convertible into shares of common stock at a conversion price of $0.1276 per share. During the nine months ended September 30, 2015, the Company repaid $10,000 of principal and $1,304 of interest on a convertible note.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $131,927. The value of these warrants, along with the value of previously issued warrants, was fully amortized during the nine months ended September 30, 2015, resulting in a final debt discount balance of $0 as of September 30, 2015.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment.

As of September 30, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Convertible Note Issued on 9/26/13
Original Principal: $10,000.00
Interest Rate: 10%
Maturity Date: 6/26/14
Conversion price amended to $0.1276 on 10/4/13	$-	$10,000

Total Outstanding Convertible Notes Payable	-	10,000
Less Debt Discount	-	-
	$-	$10,000

As of September 30, 2015, the annual maturities of outstanding convertible notes were $0 for the year ending December 31, 2015.

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

At September 30, 2015, the Company revalued the conversion features using the following assumptions: stock price of $0.151 and annualized volatility of 238%, and determined that, during the nine months ended September 30, 2015, the Company’s derivative liability decreased by $580,492, from $2,419,087 at December 31, 2014, to $1,838,595. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three and nine month periods.

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

During the nine months ended September 30, 2015, we issued 1,300,000 shares of our common stock for services valued at $201,060.

During the nine months ended September 30, 2015, we issued 2,000,000 shares of our common stock to our CFO valued at $236,000.

Between September 9, 2015 and September 30, 2015, the Company entered into and closed a series of securities purchase agreements with accredited investors pursuant to which the Company sold to accredited investors an aggregate of 10,320,000 shares of common stock and warrants to purchase 10,320,000 shares of common stock for an aggregate purchase price of $1,032,000. No shares were issued as of September 30, 2015.

As of September 30, 2015, the Company had 93,196,421 shares of common stock issued and outstanding.

Note 8 – Stock Options and Warrants

Stock Options

On August 18, 2014, the Company granted 359,988 options with an exercise price of $0.38 per share under the 2014 Incentive Stock Plan. On June 5, 2015, the Company reduced the exercise price of 290,000 options to $0.25. The Company revalued 290,000 options on June 4 and June 5, 2015, using the Black-Scholes fair value option-pricing model. The difference in values will be expensed over the remaining vesting term on a straight-line basis. The Company used the following weighted average assumptions:

	June 4, 2015	June 5, 2015
Expected term (years)	9.21	9.21
Expected volatility	207%	207%
Risk-free interest rate	2.31%	2.41%
Dividend yield	0%	0%

On June 5, 2015, the Company granted 220,000 options with an exercise price of $0.25 per share under the 2014 Incentive Stock Plan.

Stock-based compensation expense related to vested options was $25,571 during nine months ended September 30, 2015. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model using the following weighted average assumptions for options granted during the nine months ended September 30, 2015:

September 30, 2015
Expected term (years)	9.14
Expected volatility	132%
Risk-free interest rate	0
Dividend yield	0%

The stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	359,988	$0.38	9.64
Granted	220,000	$0.25	9.69
Exercised	-	$-	-
Forfeited	-	$-	-
Expired	-	$-	-
Balance outstanding, September 30, 2015	579,988	$0.27	9.19
Exercisable, September 30, 2015	258,327	$0.27	9.12

Warrants

During the nine months ended September 30, 2015, we issued warrants to purchase 150,000 shares of common stock, to board advisors with an exercise price of $0.25 per share.

During the nine months ended September 30, 2015, we issued warrants to purchase 3,000,000 shares of common stock, to our CFO with an exercise price of $0.25 per share.

Using the Black-Scholes method, warrants vested during the nine months ended September 30, 2015 were valued at $138,624. The following weighted-average assumptions were used in the Black-Scholes calculation:

September 30, 2015
Expected term (years)	4.24
Expected volatility	278%
Risk-free interest rate	1.63%
Dividend yield	0%

On July 1, 2015, the Company issued a warrant for services to a third party to purchase 600,000 shares of common stock. The warrant has a term of three years and an exercise price of $0.25. Between September 9, 2015 and September 30, 2015, the Company issued to accredited investors warrants to purchase 10,320,000 shares of common stock (see Note 7). The warrants have a term of three years and an exercise price of $0.15.

A summary of the Company’s warrant activity during the nine months ended September 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	22,450,140	$0.26	4.03
Granted	14,070,000	$0.18	3.34
Exercised	-	$-	-
Expired	(1,710,000)	$0.75	-
Balance outstanding, September 30, 2015	34,810,140	$0.20	3.48
Exercisable, September 30, 2015	32,810,140	$0.15	3.41

Note 9 – Commitments & Contingencies

Since May 31, 2012 the Company leases its office space on a month-to-month basis at a fixed rent of $2,600 per month.

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,838,595)	$-	$-	$(1,838,595)

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

Recent Developments

On September 29, 2015, we entered into a representation agreement (the “Representation Agreement”) with Sony/ATV Music Publishing LLC (“Sony”), pursuant to which Sony appointed our Company as its agent solely to monitor the Internet for infringements of copyrights owned and/or controlled by Sony (the “Protected Copyrights”) in certain musical compositions, resulting from unauthorized downloads and uploads by individual infringers (“Infringers”) on online peer-to-peer networks (“Infringements”), for a term of one year, which term will automatically renew in 30 day increments, unless Sony provides 15 days written notice of termination. Pursuant to the Representation Agreement, Sony further authorized our Company, during the term of the Representation Agreement, as Sony’s agent, to collect data as to Infringements of the Protected Copyrights, send notices to Internet Service Providers of such Infringements, negotiate and collect settlements on Sony’s behalf with each Infringer for each identified Infringement of the Protected Copyrights (“Settlements”), and pay Sony 50% of the Net Revenues (as defined in the Representation Agreement) from such Settlements.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue

We generate revenues by retaining a portion of the settlement payments we receive from copyright infringers. Our customers, the copyright holders, benefit from our service as we share a portion of the settlement with them. This helps them recapture the revenues they lost when their copyrighted material was illegally copied and distributed. For the three months ended September 30, 2015 we generated revenues of $215,196, a decrease of $33,191 or 13% as compared to $248,387 for the three months ended September 30, 2014. The decrease in revenues was due to a disproportionate amount of time being spent by the Company supporting clients in legal matters.

Payments to Copyright Holders

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended September 30, 2015 we paid $107,598 to copyright holders, or approximately 50% of collected revenues. For the three months ended September 30, 2014 we paid $124,194 to copyright holders, also approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $5,396 for the three months ended September 30, 2015 compared to $16,872 for the three months ended September 30, 2014, a decrease of $11,474. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $295,865 for the three months ended September 30, 2015, compared to $90,552 for the three months ended September 30, 2014, related to certain legal actions taken against the Company. Total wage and related expenses for the three months ended September 30, 2015 were $345,449. Our total general and administrative expenses for the three months ended September 30, 2015 was $1,116,589.

Non-cash expense: Depreciation and Amortization

Depreciation and amortization expenses were $28,537 during the three months ended September 30, 2015, an increase of $13,586, as compared to $14,951 for the three months ended September 30, 2014.

Non-cash expense: Interest

Interest expense totaled $4,948 during the three months ended September 30, 2015, a decrease from $5,009 in the three months ended September 30, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash expense: Loss on Derivative

We had a gain on derivative liability of $623,704 during the three months ended September 30, 2015, compared to a loss of $238,401 for the three months ended September 30, 2014.

As a result of the foregoing, during the three months ended September 30, 2015, we recorded a net loss of $424,168 compared to $894,241 for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue

We generated revenues of $756,916 during the nine months ended September 30, 2015, an increase of $68,115 or 10% as compared to $688,801 for the nine months ended September 30, 2014. This increase in revenue was driven by an increase in the number of copyrights ingested into our system for which we have contracts to detect infringements from approximately 160,000 on September 30, 2014 to approximately 350,000 on September 30, 2015.

Payments to Copyright Holders

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the nine months ended September 30, 2015 we paid $378,458 to copyright holders, or approximately 50% of collected revenues. For the nine months September 30, 2014 we paid $344,401 to copyright holders, also approximately 50% of revenues.

Operating Expenses

Sales and marketing costs were $19,640 for the nine months ended September 30, 2015 compared to $72,428 for the nine months ended September 30, 2014, a decrease of $52,788. The decrease was due to our growing market presence and reputation with the copyright holders and the benefits we can provide to them.

Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $1,058,188 for the nine months ended September 30, 2015, compared to $326,985 for the nine months ended September 30, 2014, related to certain legal actions taken against the Company. Total wage and related expenses for the nine months ended September 30, 2015 were $1,355,407, of which $392,540 were non-cash charges related to the issuance of restricted common stock, options and warrants related for services. This represents an increase of $486,684 over for the nine months ended September 30, 2014. We also had non-cash charges of $201,060 for the nine months ended September 30, 2015, related to the issuance of restricted common stock for consulting fees. Our total general and administrative expenses for the nine months ended September 30, 2015 was $3,967,527.

Non-cash expense: Depreciation and Amortization

Depreciation and amortization expenses were $86,490 during the nine months ended September 30, 2015, an increase of $47,182, as compared to $39,308 for the nine months ended September 30, 2014.

Non-cash expense: Interest

Interest expense totaled $5,490 during the nine months ended September 30, 2015, a decrease from $26,235 in the nine months ended September 30, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Non-cash expense: Loss on Derivative

We had a gain on derivative liability of $580,492 during the nine months ended September 30, 2015, compared to a loss of $238,401 for the nine months ended September 30, 2014.

As a result of the foregoing, during the nine months ended September 30, 2015, we recorded a net loss of $3,120,197 compared to a net loss of $2,299,522 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015 we had cash of $861,347, which we estimate will be sufficient to sustain our operations for five months. We expect that we will require an additional $1,000,000 to operate the Company over the next 12 months. We anticipate that $275,000 in needed capital will come from the remaining amounts available from the $2.0 million financing transaction entered into with Hartford Equity, Inc. Our revenues continue to increase on a year over year basis, which generates cash flow reducing the need for financing. We believe it is possible that the Company could become cash flow positive from operations in 2016 no longer requiring financing to cash required for operations.

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

We had cash of $861,347 and $1,666,914 at September 30, 2015 and December 31, 2014, respectively.

Operating Activities

During the nine months ended September 30, 2015, we used $1,783,579 of cash in operating activities. Non-cash adjustments included $86,490 related to depreciation and amortization, $236,000 for stock compensation expense, $201,060 for stock issued for services, $277,822 for options and warrants issued for services, $580,492 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $1,115,738.

During the nine months ended September 30, 2014, we used $1,909,825 of cash in operating activities. Non-cash adjustments included $39,308 related to depreciation and amortization, $374,246 for common stock issued for services, gain on settlement of $169,950, loss on derivative liabilities of $238,401, stock compensation of $40,205, $10,891 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $213,067.

Investing Activities

During the nine months ended September 30, 2014, we acquired equipment in the aggregate amount of $76,505 related to office operations.

Financing Activities

During the nine months ended September 30, 2015, financing activities provided $978,012. We received $1,032,000 in proceeds from common stock to be issued for cash. We used $10,000 to repay convertible notes, and $43,988 for payments on note payable. Financing activities provided $4,596,387 to us during the nine months ended September 30, 2014. We received $1,961,573 in proceeds from common stock issued for cash, and $27,813 in proceeds from warrant conversion, and $2,707,001 in proceeds from sale of common stock with warrants. We also used $100,000 to repay a convertible note.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

John Blaha v. Rightscorp, Inc., Federal District Court, C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

Nature of Matter: This matter presently seeks relief for alleged violations of the Telephone Consumer Protection Act (47 U.S.C. § 227). The action is brought on behalf of the individual named plaintiff as well as on behalf of a putative nationwide class.

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

Response to Matter: The Company has defeated three of the four claims asserted in the original complaint. The Company filed an answer in response to the First Amended Complaint on June 8, 2015, contending that the remaining TCPA claim is without merit. Should mediation prove unsuccessful, the Company will mount a vigorous defense to plaintiff’s first cause of action for violations of the TCPA.

Evaluation: No discovery has been conducted in this matter. There is a mediation scheduled for August 17, 2015.

Melissa Brown and Ben Jenkins v. Rightscorp, Inc., Federal District Court, M.D. Ga. (Complaint Filed February 17, 2015).

Nature of Matter: This matter asserts causes of action for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) and (2) Knowing and Willful Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.).

Progress of Matter to Date: The Complaint has been filed and served. On April 10, 2015, the Company filed a motion to stay the action until the California Court decides whether the TCPA Class should be certified in order to prevent duplicative efforts and discovery costs for both parties, but the motion was denied on June 9, 2015. An initial scheduling conference has been set.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

●	During the three months ended September 30, 2015, we issued 300,000 shares of our common stock for services valued at $42,060.

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

RIGHTSCORP, INC.

Dated: November 13, 2015	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 13, 2015	By:	/s/ Cecil Bond Kyte
	Name:	Cecil Bond Kyte
	Title:	Chief Financial Officer (principal financial and accounting officer)

