Form 10-K
period 2015-12-31
RIGHTSCORP, INC.
filed 2016-03-30
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.7 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 30, 2016, there are 117,215,314 shares of common stock outstanding.

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

On October 25, 2013 (the “Merger Closing Date”), we entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with Rightscorp Merger Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (the “Subsidiary”) and Rightscorp, Inc., a Delaware corporation (“Rightscorp Delaware”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into Rightscorp Delaware, such that Rightscorp Delaware became a wholly-owned subsidiary of our company, (ii) we issued (a) 45,347,102 shares (the “Acquisition Shares”), of our common stock to the shareholders of Rightscorp Delaware, in exchange for all of the issued and outstanding shares of common stock of Rightscorp Delaware, (b) outstanding warrants to purchase 1,831,969 shares of common stock of Rightscorp Delaware were converted into outstanding warrants to purchase 5,312,703 shares of our common stock, and (iii) outstanding convertible notes in the aggregate amount of $233,844 (including outstanding principal and accrued interest thereon) of Rightscorp Delaware were amended to be convertible into shares of our common stock at a conversion price of $0.1276.

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

Peer-to-peer content piracy continues of thrive and expand even as content creators face such significant reductions in business and income. The amount of internet traffic used by peer-to-peer filesharing grew 18% from 674 Petabytes a month to 802 Petabytes a month from 2010 to 2013 (Sources: Cisco Visual Networking Index: Forecast and Methodology, 2010-2015; Cisco VNI: Forecast and Methodology, 2013 - 2018). One petabyte (PB) equals 1 million gigabytes (GB), which is the equivalent of 1.6 million CDs. Eight hundred Petabytes per month is the equivalent of 1.3 billion CDs per month. In 2013, Netnames found that the majority of peer-to-peer filesharing infringes on copyright from 78.1% for music to 92.9% for television. According to Sandvine, 27% of all US internet upload traffic is peer-to-peer filesharing. Cisco forecasts that file sharing will grow 42% to 999 Petabytes per month by 2018. Rightscorp is tracking millions of US internet subscribers on the ISPs that do not forward Rightscorp notices. These millions of subscribers are repeatedly illegally distributing Rightscorp’s clients’ copyrights to users around the globe even after their ISPs have been sent millions of notices.

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

Dependence on Major Customers

For the year ended December 31, 2014, our contract with BMG Rights Management accounted for approximately 76% of our sales, and our contract with Warner Bros. Entertainment accounted for 13% of our sales. For the year ended December 31, 2015, our contract with BMG Rights Management accounted for approximately 58% of our sales, and our contract with Warner Bros. Entertainment accounted for 14% of our sales. Our standard contracts with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice.

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

ISP Safe Harbor

Courts have found businesses that have been involved in contributing to copyright infringement liable for damages. In Fonovisa vs. Cherry Auction, a swap meet run by Cherry Auction was held liable to Fonovisa (the copyright owner) for damages. As the Court observed, “it would be difficult for the infringing activity to take place in the massive quantities alleged without the support services provided by the swap meet, including the provision of space, utilities, parking, advertising, plumbing and customer service”.

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

Thus, under federal law, ISPs are only eligible for “Safe Harbor” protection from vicarious liability from their subscribers’ copyright infringements if they have “reasonably implemented a policy that provides for the termination of subscribers who are repeat infringers.” Thus, we believe that ISPs have no liability for their role in copyright infringement on P2P networks until the copyright owner sends them a notice of a repeat infringer. In accordance with the DMCA, we have developed a technology and a process for identifying repeat infringers, documenting infringements and sending ISPs notice of repeat infringement and monitoring the termination, or lack thereof, of repeat infringers. As there is no case law regarding this “Safe Harbor” provision, ISPs’ interpretations of their responsibilities vary. We have utilized this Safe Harbor provision to obtain various levels of cooperation from ISPs, which in many cases include the forwarding of our notices and the termination of repeat infringers who do not accept our settlement offers. To qualify for the “Safe Harbor” protection, ISPs have an incentive to forward our notices and terminate repeat infringers, and infringers in turn have an incentive to accept our settlement offers, so as to avoid termination of services from the ISPs.

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

In September 2013, Netnames, a market research and consultancy firm, reported that P2P traffic that infringes on copyrights had become 24% of all internet traffic (not including traffic that infringes on pornographic copyrights). In other words, 24% of all Internet traffic was at the time made up of illegal downloading and distribution of mainstream, high-quality movies, music, games, and software. The report states that “worldwide, 432 million unique internet users explicitly sought infringing content during January 2013. Despite some discrete instances of success in limiting infringement, the piracy universe not only persists in attracting more users year on year but hungrily consumes increasing amounts of bandwidth.”

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

Then, the BitTorrent website explains what happens next, including the encouragement to assist in distributing content:

“When BitTorrent finishes downloading a file, the bar becomes solid green and the newly downloaded file becomes a new ’seed’ —a complete version of the file. It will continue to seed the file to other interested users until you tell it not to by pausing it or removing the torrent from your queue. The more clients that seed the file, the easier it is for everyone to download it. So, if you can, please continue to seed the file for others by keeping it in your queue for a while at least.”

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

We are penetrating the music, motion picture, and software industry through our extensive personal contacts, referral partners and industry conferences. Christopher Sabec, our CEO, has been a successful entertainment executive and artist manager. In the music space, we attend conferences such as MIDEM, Musexpo, and the National Music Publishing Association’s Annual Meeting where we have an opportunity to meet with industry decision makers. For 2014 and 2015, we identified the top 100 key decision makers and gatekeepers in the music publishing, recorded music, motion picture, eBook publishing industries. We reach out to these decision makers directly or through referral partners who make introductions. In some cases these referral partners may receive some compensation.

We believe our value proposition is unique and attractive — rather than asking copyright holders to pay us, we pay copyright holders. The decision-maker is faced with a large amount of conflicting information surrounding the topic of peer-to-peer piracy. Our sales cycle is about communicating the following information to the decision-makers within a rights holding organization:

●	U.S. ISPs have a safe harbor that is conditional on terminating repeat copyright infringers.

●	Rightscorp has the technology to identify these repeat infringers.

●	ISPs either need to work with copyright holders to reduce repeat infringers identified by Rightscorp or face significant liability.

●	Without real sanctions, subscribers will largely ignore notices and continue to violate copyright law.

●	Graduated-response style interdiction is too costly to scale to any significant portion of total infringements and yields little or no results.

●	Due to the structure of the Internet, copyright cannot be enforced without participation of the ISPs.

●	ISPs have no incentive to participate in any meaningful way without copyright holders sending them notices.

●	The cost to send a meaningful amount of notices is prohibitive without our system.

●	Rightscorp, Inc. pays copyright holders while educating infringers that peer-to-peer file-sharing of their products is a violation of U.S. Federal law.

●	Our system provides due process through warnings with escalating sanctions that can resolve large numbers of copyright violations.

●	Peer-to-peer networks do not require search engines. A small percentage of requests for content originate from Google or Bing searches. We believe that attempts to get search engines to block links and sites will have no effect on piracy.

Growth Strategy

We have several “touch points” in our revenue model where we seek to increase revenues.

1.	By adding more copyrights we seek to detect infringements of, which increases the number of notices we send;

2.	By increasing the number of ISPs who acknowledge our notices;

3.	By increasing the number of notices that each ISP confirms and forwards;

4.	By compelling the ISP to improve “throughput” processes. This may involve ISPs calling subscribers. Our goal is to get ISPs to deploy “re-direct” screens similar to the screen a hotel guest sees when he first uses the Internet in a hotel room. A repeat infringer would be redirected to the Rightscorp payment page and would be unable to browse the Internet until they have settled;

5.	By increasing response rates (the number of subscribers who have received notices and agree to settle). We may seek to do this through public relations, through examples in the press of infringers who were sued by copyright owners, by improving the educational and motivational aspects of the notice, web site and payment process and by having ISPs terminate repeat infringers until they settle;

6.	By sending non-compliant ISPs weekly termination demands to terminate service to non-responding repeat infringers pursuant to 17 USC 512 (i); and

7.	By giving copyright holders who wish to litigate the highest quality litigation support data that includes the history of the subscriber’s ISP being sent notices while they continue to violate copyright law.

8.	By protecting our Client’s copyrights outside the USA from P2P infringement. We expect to initiate coverage in Germany by Q2 2016.

We believe that if we are successful in our combined use of these strategies our revenues and margins could potentially increase exponentially.

Intellectual Property

We have 1 patent granted in Australia and 30 patent applications pending worldwide for our proprietary system of detecting and seeking settlement payments for repeat copyright infringers. The patent applications were filed between May 9, 2011 and January 12, 2016 and each patent application’s respective status before the U.S. Patent & Trademark Office (USPTO) is detailed below. The pending patent applications include 24 patent applications in countries such as Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong and the European Union, as well 6 US patent applications. The 6 US patent applications include patent applications 13/437,756, 13/485,178, 14/945,551, and 14/993,902, which contain the methods for identifying repeat infringers that we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the peer-to-peer (P2P) space. In addition, the 6 U.S. patent applications also include U.S. Patent application 13/103,795 which includes methods for using peer-to-peer infringement data to sell legitimate products to infringers. Comcast announced they may do this in August 2013. The Australian patent, which is based on the Australian counterpart to US patent application 13/437,756, also contains a method for identifying repeat infringers that we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the Australian P2P space. It expires on April 2, 2032.

Country	Status	Application Number	Filing Date	Title	Action Status

US	Pending	13/103,795	May 9, 2011	System and Method for Determining Copyright Infringement and Collecting Royalties Therefor	This application currently stands rejected by the USPTO. The rejection is a Final Rejection*. Applicants have appealed the USPTO’s Final Rejection* to the Patent Trial and Appeal Board (PTAB). Applicant currently awaits a decision from the PTAB as to whether the USPTO’s rejection will be affirmed or overturned.

US	Published	13/437,756	April 2, 2012	System to Identify Multiple Copyright Infringements	This application currently awaits examination by the USPTO. Applicant has submitted a request for continued examination (RCE) after a Final Rejection*. The RCE secures an opportunity for the Applicant to submit additional arguments to overcome the USPTO’s Final Rejection* of the patent application.

US	Published	13/485,178	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	This application currently awaits examination by the USPTO. Applicant has submitted a request for continued examination (RCE) after a Final Rejection*. The RCE secures an opportunity for the Applicant to submit additional arguments to overcome the USPTO’s Final Rejection* of the patent application.

WO	Published	PCT/US2012/031894	April 2, 2012	System to Identify Multiple Copyright Infringements	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in the European Union (EP2695099), China (CN103688265), Canada (CA2834853), and Australia (AU2012236069- Granted Patent).

WO	Published	PCT/US2012/040234	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in Japan (JP2014523559 & JP2014238849), the European Union (EP2715595 & EP2715595), China (CN103875002), Canada (CA2837604), and Australia (AU2012262173).

US	Published	13/594,596	August 24, 2012	System to Identify Multiple Copyright Infringements

This application currently stands rejected by the USPTO. The rejection is a Non-Final Rejection**. Applicant is in the process of preparing a response to the Non-Final Rejection** in an attempt to overcome the patent USPTO’s rejections.

WO	Published	PCT/US2012/052325	August 24, 2012	System to Identify Multiple Copyright Infringements	This international patent application was filed to secure the right to file a patent application in a subset of foreign countries designated by the international patent application. Based on this international application, entered the national stage in Japan (JP2014529805), the European Union (EP2748718), China (CN104040531), Canada (CA2846241), and Australia (AU2012298708).

US	Published	14/945,551	November 19, 2015	System to Identify a Computer on a Network	Previously filed provisional application 62/082,789 was converted to a nonprovisional application and filed to secure an effective filing date of November 21, 2014 for the subject matter disclosed by the patent application.

US	Pending	14/993,902	January 12, 2016	System and Method to Verify Predetermined Actions by a Computer on a Network	Previously filed provisional application 62/102,354 was converted to a nonprovisional application and filed to secure an effective filing date of January 12, 2015 for the subject matter disclosed by the patent application.

*Final Rejection – a USPTO office action made by the examiner where the applicant is entitled to file an appeal to the PTAB or make a request for continued examination with, or without, amendment so long as a new issue is raised for consideration by the examiner

**Non-Final Rejection – a USPTO Office action made by the examiner where the applicant is entitled to reply and request reconsideration, with or without making an amendment

We have registered trademarks for Rightscorp (U.S. Trademark Registration Nos. 4681891 and 4681885) and plan to register a trademark for Scalable Copyright.

Our software is copyrighted and contains trade secrets.

Of the patent applications listed in the table above, the US versions of the applications filed on April 2, 2012 and May 31, 2012 are of greater importance to us than the others. We believe that the patent applications were rejected by the USPTO on invalid grounds and that the appeals currently being prepared will ultimately succeed. However, we cannot assure you that we will in fact be proven correct in our belief. If these two applications are not successfully appealed, our business could be materially and adversely affected, as more fully described under the risk factor appearing under the heading “ Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us ” above.

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

We are seeking to build and maintain our competitive advantage in four ways:

●	First, we build and maintain competitive advantage by being first to market in the U.S. and by aggressively closing contracts to represent copyrighted intellectual property;

●	Second, we will maintain our advantage by building on our relationships with the ISPs. We will attend and speak at strategic trade shows to develop greater awareness of the ISPs’ liability and our no-cost solution to help them mitigate that liability. We will educate industry analysts who follow the ISPs that are public companies as to the significant liability that ISPs have;

●	Third, we have filed 29 full and provisional patents; and

●	Fourth, by developing a reputation of being a quality solution provider with copyright holders, developers of copyrighted intellectual property and ISPs we will develop and maintain a leadership position as a leading service provider.

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

Global Consumer File-Sharing Traffic, 2010-2018

Consumer File Sharing, 2013-2018

	2013	2014	2015	2016	2017	2018	CAGR 2013-2018
By Network (PB per Month)
Fixed	6,044	6,492	6,729	6,783	6,744	6,652	2%
Mobile	41	56	74	92	112	131	26%
By Subsegment (PB per Month)
P2P file transfer	5,081	5,254	5,205	4,946	4,559	4,088	-4%
Other file transfer	1,004	1,294	1,598	1,929	2,297	2,696	22%
By Geography (PB per Month)
Asia Pacific	2,560	2,794	2,935	3,009	3,041	3,020	3%
North America	802	878	951	1,018	1,073	1,124	7%
Western Europe	1,184	1,181	1,145	1,130	1,115	1,086	-2%
Central and Eastern Europe	872	951	992	956	923	891	0%
Latin America	567	634	673	672	649	608	1%
Middle East and Africa	100	110	107	90	55	54	-12
Total (PB per Month)
Consumer file sharing	6,085	6,548	6,803	6,875	6,856	6,784	2%

Source: Cisco VNI, 2014

Employees

As of March 30, 2016, we had 13 employees, 11 of whom are full time.

ITEM 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this report before making investment decisions with respect to our common stock.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. For the year ended December 31, 2015, we incurred a net loss of $3,434,567 and used cash in operating activities of $2,495,900, and at December 31, 2015, we had a stockholders’ deficiency of $2,182,530. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case or equity financing.

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

We derived approximately 77% of our revenues from a contract with one customer during the year ended December 31, 2014. For the year ended December 31, 2014, we derived approximately 90% of our revenues from contracts with two customers. We derived approximately 58% of our revenues from a contract with one customer during the year ended December 31, 2015. For the year ended December 31, 2015, we derived approximately 72% of our revenues from contracts with two customers. Our standard contract, which is entitled a Representation Agreement, with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice. If any of our major customers were to terminate their business relationships with us, our operating results would be materially harmed.

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

Our common stock has historically been sporadically traded on the OTC QB, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for the common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of revenue, which could lead to wide fluctuations in our share price. The price at which you purchase our shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our shares of common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of significant revenue or profit to date, and the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer. The following factors may add to the volatility in the price of our shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our inventory of games; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our shares regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares will be at any time, including as to whether our shares will sustain their current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

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

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including, but not limited to:

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	our issuance of additional securities, including debt or equity or a combination thereof;

●	announcements of technological innovations or new products by us or our competitors;

●	loss of any strategic relationship;

●	industry developments, including, without limitation, changes in healthcare policies or practices;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our officers and directors beneficially own approximately 23% of our outstanding shares of common stock.

Our officers and directors beneficially own approximately 23% of our outstanding shares of common stock as of March 30, 2016. These individuals will have the ability to substantially influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, including going private transactions.

Because we became public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.

A large number of shares are issuable upon exercise of outstanding warrants. The exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of common shares received upon exercise of these warrants on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 30, 2016, there were outstanding presently exercisable warrants entitling the holders to purchase 45,310,140 shares of common stock at a weighted average exercise price of $0.09 per share. The exercise or conversion price for all of the aforesaid securities may be less than your cost to acquire our shares. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in our company. In addition, the holders of the warrants may sell shares in tandem with their exercise of those warrants to finance that exercise, which could further depress the market price of the common stock.

Our issuance of additional shares of common stock, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights.

We are entitled under our articles of incorporation to issue up to 250,000,000 shares of common stock. We have issued and outstanding, as of March 30, 2016, 117,215,314 shares of common stock. In addition, we are entitled under our articles of incorporation to issue up to 10,000,000 shares of “blank check” preferred stock, none of which is presently issued or outstanding. Our board may generally issue shares of common stock, preferred stock or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting. Accordingly, we are subject to the rules requiring an annual assessment of our internal controls. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2016 at the earliest, if at all. If we are unable to conclude that we have effective internal control over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

John Blaha v. Rightscorp, Inc., C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

Nature of Matter: This matter seeks relief for alleged violations of the Telephone Consumer Protection Act (47 U.S.C. § 227). The action is brought on behalf of the individual named plaintiff as well as on behalf of a putative nationwide classes.

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. Plaintiff’s Motion for Preliminary Approval of Class Action Settlement was heard on February 8, 2016, before the Hon. Dale S. Fischer. The Court reviewed the proposed settlement and offered the parties its comments regarding the submitted documents. The Parties are now in the process of meeting and conferring to implement the Court’s suggested revisions and will notify the Court when the materials are ready to be resubmitted. Once the motion is resubmitted, a new hearing date convenient for the Court will be selected, at which time Rightscorp anticipates the Court will rule on the motion.

Melissa Brown and Ben Jenkins v. Rightscorp, Inc., Federal District Court, M.D. Ga. (Complaint Filed February 17, 2015).

Nature of Matter: In this case the plaintiffs asserted claims for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) and (2) Knowing and Willful Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.). Defendant Rightscorp, Inc. disputed the plaintiffs’ claims and denied any violation of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) or any other right of plaintiffs.

Progress of Matter to Date: After discovery, the parties agreed to settle the case in December 2015 and formally entered into a written settlement agreement on January 28, 2016 that fully resolved all claims in the case, with prejudice. Defendants paid the settlement amount and on February 29, 2016 a Stipulation of Dismissal was filed with the court and the matter was closed.

Evaluation: The case has been settled.

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Information

Our common stock is quoted on the OTC QB under the symbol “RIHT.” There has been limited reported trading to date in our common stock. The following table sets forth, for the periods indicated, the range of high and low intraday bid price per share of our common stock. Our shares began trading on July 17, 2013. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2014	High	Low
First Quarter	$0.85	$0.60
Second Quarter	$0.60	$0.40
Third Quarter	$0.48	$0.31
Fourth Quarter	$0.32	$0.10

Fiscal Year 2015	High	Low
First Quarter	$0.18	$0.07
Second Quarter	$0.23	$0.05
Third Quarter	$0.23	$0.09
Fourth Quarter	$0.13	$0.07

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

As of March 30, 2016, we had approximately 110 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	579,988	$0.27	170,012
Total	579,988	$0.27	170,012

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

On February 22, 2016, the Company, entered into and closed a series of securities purchase agreements with accredited investors pursuant to which the Company sold to accredited investors an aggregate of 10,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock for an aggregate purchase price of $500,000. The warrants have a term of three years and an exercise price of $0.15 per share.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue

We generated revenues of $832,215 during the year ended December 31, 2015, a decrease of $98,514 or 10% as compared to $930,729 for the year ended December 31, 2014. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the year ended December 31, 2015 we accrued $439,724 due to copyright holders, or approximately 50% of collected revenues. For the year December 31, 2014 we paid $465,364 to copyright holders, also approximately 50% of revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $216,274 for the year ended December 31, 2015 compared to $139,175 for the year ended December 31, 2014, an increase of $77,099.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $951,441 for the year ended December 31, 2015, compared to $465,321 for the year ended December 31, 2014. Total wage and related expenses for the year ended December 31, 2015 were $1,677,484, of which $471,655 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. For the year ended December 31, 2015 consulting expenses includes $671,604 of were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. The total increase in general and administrative expenses was $736,944 over the year ended December 31, 2014. Our total general and administrative expenses for the year ended December 31, 2015 was $4,498,519.

Loss on Settlement

In November 2014, the Company was named as defendant in a class action complaint. In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000. There was no accrued settlement at December 31, 2014.

Depreciation and Amortization

Depreciation and amortization expenses were $114,652 during the year ended December 31, 2015, an increase of $51,164, as compared to $63,488 for the year ended December 31, 2014.

Interest

Interest expense totaled $6,270 during the year ended December 31, 2015, a decrease from $26,600 in the year ended December 31, 2014, due to decreased interest owed on convertible notes used to finance our operations.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $1,208,657 during the year ended December 31, 2015, compared to $550,985 for the year ended December 31, 2014.

Net loss

As a result of the foregoing, during the year ended December 31, 2015, we recorded a net loss of $3,434,567 compared to a net loss of $2,852,705 for the year ended December 31, 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss of $3,434,567, used cash in operations of $2,495,900, and at December 31, 2015, the Company had a stockholders’ deficiency of $2,182,530. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2015, the Company had cash on hand of $193,014. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000. Management believes that our existing cash on hand will be sufficient to fund our operations into the second quarter of 2016.  However, management believes that at least $1,500,000 will have to be raised in 2016 to fund operations. This forecast represents management’s best estimate taking into consideration historic burn, expected revenue from the core business and revenue from new business initiatives slated for 2016. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of an equity financing.

Operating Activities

During the year ended December 31, 2015, we used $2,495,900 of cash in operating activities. Non-cash adjustments included $114,652 related to depreciation and amortization, $759,560 for stock compensation expense, $433,699 for options and warrants issued for services, $1,208,657 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $889,413.

During the year ended December 31, 2014, we used $2,713,231 of cash in operating activities. Non-cash adjustments included $63,488 related to depreciation and amortization, $785,341 for common stock issued for services, gain on settlement of $21,783, gain on derivative liabilities of $550,985, stock compensation of $44,289, $10,891 related to amortization of discount on convertible debt, and net changes in operating assets and liabilities of $191,767.

Investing Activities

During the year ended December 31, 2014, we acquired equipment in the aggregate amount of $230,407 related to office operations. We had no investing activities for the year ended December 31, 2015.

Financing Activities

During the year ended December 31, 2015, financing activities provided $1,022,000. We received $1,032,000 in proceeds from common stock and warrants issued for cash. We used $10,000 to repay a convertible note. Financing activities provided $4,574,221 to us during the year ended December 31, 2014. We received $4,681,573 in proceeds from common stock issued for cash, and $53,148 in proceeds from warrant conversion. We also used $100,000 to repay a convertible note, and $60,500 for stock offering costs.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services and derivative liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a settlement fee which acts as a wavier to the infringement against the copyright owner. Generally, the Company has agreed to remit 50% of such collections to the copyright holder.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Footnote 2 of the financial statements for a discussion of recently issued accounting standards.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RIGHTSCORP, INC.

December 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rightscorp, Inc. and Subsidiary

Santa Monica, California

We have audited the accompanying consolidated balance sheet of Rightscorp, Inc. (the “Company”) and Subsidiary as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rightscorp, Inc. and Subsidiary as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has used cash to fund operating activities since inception, and has a stockholders’ deficiency as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rightscorp, Inc.

Santa Monica, CA

We have audited the accompanying consolidated balance sheet of Rightscorp, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rightscorp, Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ Associates & Consultants, LLP

Salt Lake City, UT

March 9, 2015

Rightscorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Assets
Cash	$193,014	$1,666,914
Prepaid expenses	100,230	190,346
Total current assets	293,244	1,857,260
Other assets
Fixed assets, net	142,520	240,272
Intangible assets, net	-	16,900
Total assets	$435,764	$2,114,432

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable and accrued liabilities	$1,407,864	$608,567
Derivative liabilities	1,210,430	2,419,087
Convertible note payable	-	10,000
Total current liabilities	2,618,294	3,037,654
Stockholders’ deficiency
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 107,215,314 and 89,896,421shares issued and outstanding, respectively	107,215	89,896
Common stock to be issued	-	50,000
Additional paid in capital	8,238,199	6,030,259
Accumulated deficit	(10,527,944)	(7,093,377)
Total stockholders’ deficiency	(2,182,530)	(923,222)
Total liabilities and stockholders’ deficiency	$435,764	$2,114,432

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Revenue	$832,215	$930,729

Operating expenses:
Copyright holder fees	439,724	465,364
Sales and marketing	216,274	139,175
General and administrative	4,498,519	3,661,575
Loss on settlement	200,000	-
Depreciation and amortization	114,652	63,488
Total operating expenses	5,469,169	4,329,602

Loss from operations	(4,636,954)	(3,398,873)

Other income (expenses):
Interest expense	(6,270)	(26,600)
Change in fair value of derivative liabilities	1,208,657	550,985
Gain on extinguishment of debt	-	21,783
Total other income (expenses)	1,202,387	546,168

Net loss	$(3,434,567)	$(2,852,705)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average common shares – basic and diluted	94,120,902	72,928,764

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficiency

	Common stock		Stock to be	Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Issued	Capital	Deficit	Deficiency
Balance at January 1, 2014	68,797,102	$68,797	$380,000	$2,807,185	$(4,240,672)	$(984,690)
Common stock issued for services	2,251,287	2,251	50,000	854,854	-	907,105
Common stock issued for cash	17,041,270	17,041	(380,000)	5,044,082	-	4,681,123
Stock offering cost	-	-	-	(60,050)	-	(60,050)
Loss on derivative liabilities	-	-	-	(2,970,072)	-	(2,970,072)
Warrants Conversion	950,720	951	-	52,198	-	53,149
Note Conversion	856,042	856	-	108,372	-	109,228
Warrants and options granted for services	-	-	-	44,289	-	44,289
Related party contribution of accrued salaries	-	-	-	149,401	-	149,401
Net loss	-	-	-	-	(2,852,705)	(2,852,705)
Balance at December 31, 2014	89,896,421	89,896	50,000	6,030,259	(7,093,377)	(923,222)
Fair value of stock-based compensation	-	-	-	433,699	-	433,699
Fair value of shares issued for services	6,450,000	6,450	-	753,110	-	759,560
Cancellation of common stock to be issued	-	-	(50,000)	-	-	(50,000)
Shares and warrants issued for cash	10,320,000	10,320		1,021,680	-	1,032,000
Shares issued upon exercise of warrant	548,893	549		(549)	-	-
Net loss	-	-	-	-	(3,434,567)	(3,434,567)
Balance at December 31, 2015	107,215,314	$107,215	$-	$8,238,199	$(10,527,944)	$(2,182,530)

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(3,434,567)	$(2,852,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,652	63,488
Fair value of stock-based compensation	433,699	44,289
Fair value of shares issued for services	759,560	785,341
Cancellation of common stock to be issued	(50,000)	-
Gain on settlement	-	(21,783)
Change in fair value of derivative liabilities	(1,208,657)	(550,985)
Amortization of discount on convertible debt	-	10,891
Changes in operating assets and liabilities:
Prepaid expenses	90,116	(48,941)
Accounts payable and accrued liabilities	799,297	(142,826)
Net cash used in operating activities	(2,495,900)	(2,713,231)

Cash Flows from Investing Activities:
Purchases of equipment and furniture	-	(230,407)
Net cash used in investing activities	-	(230,407)

Cash Flows from Financing Activities
Repayment of convertible notes	(10,000)	(100,000)
Proceeds from issuance of common stock and warrants	1,032,000	4,681,573
Stock offering cost	-	(60,500)
Proceeds from the exercise of warrants	-	53,148
Net cash provided by financing activities	1,022,000	4,574,221

Net increase (decrease) in cash	(1,473,900)	1,630,583

Cash, beginning of period	1,666,914	36,331

Cash, end of period	$193,014	$1,666,914

Non-Cash Investing & Financing Disclosure
Stock issued for convertible debt	-	$103,500
Stock issued for convertible debt: accrued interest	-	$5,728
Cashless exercise of warrant	$549	$335
Stock issued for prepaid expenses	-	$121,765
Extinguishment of debt	-	$149,401
Stock issued for common stock payable	-	$380,000

See accompanying notes

Rightscorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

Note 1 – Nature of the Business

Rightscorp, Inc., a Nevada corporation (the “Company”) was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”). On October 25, 2013, the Company acquired Rightscorp Delaware in a transaction treated as a reverse acquisition, and the business of Rightscorp Delaware became the business of the Company.

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

Note 2 – Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss of $3,434,567, used cash in operations of $2,495,900, and at December 31, 2015, the Company had a stockholders’ deficiency of $2,182,530. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2015, the Company had cash on hand in the amount of $193,014. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000 (See Note 11). Management believes that our existing cash on hand will be sufficient to fund our operations into the second quarter of 2016. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Principles of Consolidation

The financial statements include the accounts of Rightscorp Inc., and its wholly-owned subsidiary Rightscorp Delaware. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities and the assumptions made in valuing stock instruments issued for services and derivative liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2015 and 2014 the Company had no cash equivalents.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairments for its property and equipment.

Revenue Recognition

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a settlement fee which acts as a wavier to the infringement against the copyright owner. Generally, the Company has agreed to remit 50% of such collections to the copyright holder.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended December 31, 2015 and 2014, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive.

At December 31, 2015 and 2014, the dilutive impact of outstanding stock options for 970,000 and 360,000 shares, respectively, and outstanding warrants for 35,310,140 and 22,450,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

Under current accounting guidance, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. As of December 31, 2015, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

Derivative liabilities of $1,210,430 and $2,419,087 were valued using Level 2 inputs as of December 31, 2015 and 2014, respectively.

Concentrations of Risk

For the year ended December 31, 2015, we derived approximately 58% and 14%, respectively, of our sales from contracts with two customers. For the year ended December 31, 2014, we derived approximately 76% and 13%, respectively, of our revenues from contracts with two customers. Our standard contract with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted on in annual reporting periods beginning after December 31, 2016. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. This guidance allows for adoption on either a prospective or retrospective basis. The update becomes is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. As of December 31, 2015, the Company has elected to early adopt this accounting standards update on a prospective basis.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fixed Assets and Intangible Assets

As of December 31, 2015 and 2014, fixed assets and intangible assets consisted of the following:

	December 31, 2015	December 31, 2014
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(170,236)	(72,484)
Fixed assets, net	$142,520	$240,272

	December 31, 2015	December 31, 2014
Intangible assets	$84,500	$84,500
Accumulated depreciation	(84,500)	(67,600)
Intangible assets, net	$-	$16,900

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $114,652 and $63,488, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of December 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Accounts payable	$683,488	$315,920
Due to copyright holders	414,688	156,986
Accrued settlement	200,000	-
Accrued payroll	62,908	91,673
Insurance premium financing payable	46,780	43,988
Total	$1,407,864	$608,567

In November 2014, the Company was named as defendant in a class action complaint (see John Blaha v. Rightscorp, Inc in Note10). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000.

Note 5 – Convertible Notes Payable

During 2013, the Company issued various convertible notes with external parties for use as operating capital. During the year ended 2014, most of the notes were paid off or converted into shares of the Company common stock, and at December 31, 2014, the balance of one outstanding convertible note was $10,000. During the first quarter of 2015, this note was paid off.

Note 6 – Derivative Liabilities

In September 2014, the Company issued warrants exercisable into 17,892,000 shares in relation to the sale of 11,928,000 shares of its common stock. The warrants had a term of five years and an exercise price of $0.25 per share, subject to adjustment, as defined, if the Company issues securities at a price lower than the exercise price of these warrants in the future (see Note 8). 1,500,000 of these warrants were cancelled in 2014 and 600,000 of these warrants were exercised in 2015, and at December 31, 2015, 15,792,000 of these warrants were outstanding.

Pursuant to FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The exercise price of the warrants issued in September 2014 did not have fixed settlement provisions because their exercise prices could be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company determined that the exercise feature of the warrants was not considered to be indexed to the Company’s own stock, and bifurcated the exercise feature of the warrants and recorded a derivative liability. The derivative liability is re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.

At December 31, 2014, the fair value of the derivative liabilities was $2,419,087. During the year ended December 31, 2015, the fair value of the derivative liabilities decreased by $1,208,657, and at December 31, 2015, the fair value of the derivative liabilities was $1,210,430. At December 31, 2015, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model, based on the following assumptions: (i) volatility rate of 124%, (ii) discount rate of 1.5% (iii) zero expected dividend yield, and (iv) expected life of 3.75 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 7 – Common stock transactions

During the year ended December 31, 2015, the Company issued an aggregate of 17,770,000 shares of its common stock as follows:

●	Between September 9, 2015 and September 30, 2015, the Company entered into securities purchase agreements with 11 accredited investors pursuant to which the Company sold an aggregate of 10,320,000 shares of common stock for $0.10 per share and warrants to purchase 10,320,000 shares of common stock for total proceeds of $1,032,000. The warrants have an exercise price of $0.15 per share and have a term of three years.

●	The Company issued 6,450,000 shares of its common stock with a fair value of $759,560 to employees and consultants for services rendered. The shares were valued at market prices, which ranged from $0.09 per share to $0.15 per share, on the date the shares were granted.

●	In 2014, the Company recorded shares to be issued valued at $50,000 as a fee for potential introductions to potential foreign customers. During 2015, the transaction was cancelled and the Company reversed the shares to be issued and offset stock-compensation expense for $50,000

During the year ended December 31, 2014, the Company issued an aggregate of 21,099,319 shares of its common stock as follows:

●	The Company issued 17,041,270 to various investors at $0.25 to $0.374 per share for total proceeds of $4,681,123.

●	The Company issued 2,251,287 shares of its common stock with a fair value of $907,105 to employees and consultants for services rendered and prepaid expenses. The shares were valued at market prices, which ranged from $0.35 per share to $0.73 per share, on the date the shares were granted.

●	The Company issued 950,720 shares of common stock upon exercise of warrants at an exercise price of $0.086 per share for total proceeds of $53,148.

●	The Company issued 856,042 shares of common stock to note holders in note conversions at $0.127 per share. At the time of conversion, the notes were valued at $109,228 for outstanding principal and interest owed.

Note 8 – Stock Options and Warrants

Options

During the year ended December 31, 2015, the Company granted options to purchase 970,000 shares of common stock with exercise prices ranging from $0.15 to $0.25 per share to employees of the Company. The stock options generally vest between two and three years. The fair value of these options was determined to be $194,201 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate ranging from 180% to 207%, (ii) discount rate ranging from 1.5% to 1.71%, (iii) zero expected dividend yield, and (iv) expected life of 5 to 10 years.

In August 2014, the Company issued options to purchase 290,000 shares of its common stock to employees with an exercise price of $0.38 per share that vest over 3 years and have a term of 10 years. In June 2015, the exercise price was changed to $0.25 and the Company recorded a nominal cost of modification as determined by the difference in fair value of the options immediately before and after the modification.

During the years ended December 31, 2015 and 2014, the Company recorded compensation costs of $84,589 and $28,451, respectively, relating to the vesting of stock options. As of December 31, 2015, the aggregate value of unvested options was $121,690, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to three years, as applicable.

The stock option activity for the year ended December 31, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2014	-	$-	-
Granted	360,000	0.38	9.64
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2014	360,000	0.38	9.64
Granted	970,000	0.17	5,99
Exercised	-	-	-
Forfeited/expired	(360,000)	0.28	8.88
Balance outstanding, December 31, 2015	970,000	$0.17	6.71
Exercisable, December 31, 2015	83,330	$0.18	6.00

At December 31, 2015, the Company’s outstanding and exercisable options had no intrinsic value.

Warrants

During the year ended December 31, 2015, the Company granted warrants to purchase 4,850,000 shares of common stock with exercise prices ranging from $0.15 to $0.25 per share to employees of the Company and consultants. The warrants generally vest between one and three years. The fair value of these warrants was determined to be $434,501 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate ranging from 134% to 144%, (ii) discount rate ranging from 1.2% to 1.55%, (iii) zero expected dividend yield, and (iv) expected life of 3 to 5 years.

In September 2015, in conjunction with the issuance of shares of the Company’s common stock to accredited investors, the Company issued warrants exercisable into 10,320,000 shares of common stock (see Note 7). The warrants have a term of three years and an exercise price of $0.15 per share.

In September 2014, the Company issued warrants exercisable into 17,892,000 shares of common stock with an exercise price of $0.25 per share subject to adjustment, as defined, based on subsequent financings at a price lower than $0.25 per share. 1,500,000 of these warrants were cancelled in 2014. In September 2015, the Company issued shares of common stock for $0.10 per share and the exercise price of 16,392,000 warrants was changed from $0.25 to $0.01. In November 2015, the Company issued 548,893 shares of its common stock upon the cashless exercise of 600,000 of these warrants at an exercise price of $0.01 per share.

In January, 2014, the Company issued warrants to purchase 50,000 shares of its common stock to an employee with an exercise price of $0.61 per share that vested immediately and has a term of 5 years. In June 2015, the exercise price was changed to $0.25 and the Company recorded a nominal cost of modification as determined by the difference in fair value of the warrants immediately before and after the modification.

During the years ended December 31, 2015 and 2014, the Company recorded compensation costs of $349,110 and $2,419,087, respectively, relating to the vesting of stock warrants. As of December 31, 2015, the aggregate value of unvested warrants was $85,212, which will continue to be amortized as compensation cost as the warrants vest over two years.

A summary of the Company’s warrant activity during the year ended December 31, 2015 is presented below:

	Number of Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance outstanding, January 1, 2014	7,022,703		$0.65	4.80
Granted	17,942,000		0.25
Exercised	(1,014,563)		0.09
Expired	(1,500,000)		0.25
Balance outstanding, December 31, 2014	22,450,140		0.26	4.03
Granted	15,170,000		0.17	3.07
Exercised	(600,000)		0.01	-
Expired	(1,710,000)		0.75	-
Balance outstanding, December 31, 2015	35,310,140	(1)	$0.09	3.21
Exercisable, December 31, 2015	33,810,140		$0.08	3.16

At December 31, 2015, the Company’s outstanding and exercisable warrants had an intrinsic value of $1,088,000.

(1) At December 31, 2015, 15,792,000 warrants have an exercise of $0.01 per share that is subject to be adjusted if the Company issues securities at a price lower than exercise price of these warrants in the future.

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are summarized below.

	2015	2014

Net operating loss carryforward	$3,300,000	$2,290,800
Stock-based compensation	417,000	-
Accrued expense and other	-	121,100
Total deferred tax assets	3,717,000	2,411,900
Valuation allowance	(3,717,000)	(2,411,900)
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2015 and 2014, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2015 and 2014 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2015 and 2014.

	2015	2014
U.S federal statutory income tax	(34.00)%	(34.00)%
State tax, net of federal tax benefit	(5.80)%	(5.80)%
Stock-based compensation	12.5%	-
Change in valuation allowance	27.3%	39.8%
Effective tax rate	—%	—%

At December 31, 2015, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $8.3 million and $5.1 million, respectively, which, if not utilized earlier, expire through 2035.

Note 10 – Commitments & Contingencies

At December 31, 2015, the Company is in the following legal proceedings.

John Blaha v. Rightscorp, Inc., C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

Nature of Matter: This matter seeks relief for alleged violations of the Telephone Consumer Protection Act (47 U.S.C. § 227). The action is brought on behalf of the individual named plaintiff as well as on behalf of a putative nationwide classes.

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. Plaintiff’s Motion for Preliminary Approval of Class Action Settlement was heard on February 8, 2016, before the Hon. Dale S. Fischer. The Court reviewed the proposed settlement and offered the parties its comments regarding the submitted documents. The Parties are now in the process of meeting and conferring to implement the Court’s suggested revisions and will notify the Court when the materials are ready to be resubmitted. Once the motion is resubmitted, a new hearing date convenient for the Court will be selected, at which time Rightscorp anticipates the Court will rule on the motion.

Melissa Brown and Ben Jenkins v. Rightscorp, Inc., Federal District Court, M.D. Ga. (Complaint Filed February 17, 2015).

Nature of Matter: In this case the plaintiffs asserted claims for (1) Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) and (2) Knowing and Willful Violations of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.). Defendant Rightscorp, Inc. disputed the plaintiffs’ claims and denied any violation of the Telephone Consumer Protection Act (47 U.S.C. § 227, et seq.) or any other right of plaintiffs.

Progress of Matter to Date: After discovery, the parties agreed to settle the case in December 2015 and formally entered into a written settlement agreement on January 28, 2016 that fully resolved all claims in the case, with prejudice. Defendants paid the settlement amount and on February 29, 2016 a Stipulation of Dismissal was filed with the court and the matter was closed.

Evaluation: The case has been settled.

Lease

The Company leases its office space on a month-to-month basis at a fixed rent of $2,600 per month.

Note 11 – Subsequent Event

On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total proceeds of $500,000. The warrants have a term of three years and an exercise price of $0.10.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2015:

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

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Christopher Sabec	50	Chief Executive Officer and Director
Robert Steele	49	President, Chief Operating Officer, and Director
Cecil Bond Kyte	44	Chairman of the Board of Directors
Robert Michael Reveley	54	Chief Financial Officer

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Christopher Sabec

Mr. Sabec is a cofounder of Rightscorp Delaware and has served as its Chief Executive Officer since January 2011 (inception). From November of 2009 through December 2010, he served as a consultant for Pay Artists. From February to August of 2009, Mr. Sabec was the CEO of Plushy Feely Corp. In addition, he managed multiplatinum Hanson, helped launch Dave Matthews Band and licensed major label catalogues for online distribution. Mr. Sabec’s experience as Rightscorp Delaware’s founder and chief executive officer qualifies him to serve on our board of directors. Mr. Sabec is an experienced entertainment industry executive, entrepreneur and attorney with more than 26 years of business management experience, 22 years of global entertainment industry experience, and 16 years digital media experience.

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

Robert Steele

Mr. Steele is a cofounder of Rightscorp Delaware and has served as our Chief Technology Officer since January 2011 (inception) and as our President since August 18, 2014. Mr. Steele has more than twenty years of experience as a technology entrepreneur. He designed and managed the development of our technology. He has seven years of experience as the CEO of two technology companies in the mobile and digital imaging space. From March 2007 to December 2010, Mr. Steele was President and CEO of Steele Consulting where he provided consulting services to various public and private companies in the media, entertainment, business process outsourcing and green technology space.

Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988. Mr. Steele’s experience as our cofounder, President, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer qualifies him to serve on our board of directors.

Cecil Bond Kyte

Mr. Kyte has served as Chairman since December 2015 and previously served as the Company’s Chief Financial Officer from May 2015 to December 21, 2015. Previously, from 2007 to 2013, he was Chief Executive Officer and Chairman of Save The World Air, Inc. (“STWA”), a publicly traded energy technology company. Initially a shareholder for over 14 years, he eventually spearheaded the restructuring and rebuilding of STWA. Mr. Kyte resigned as CEO in 2013 to pursue more challenging projects. Mr. Kyte has also been an owner of petroleum exploration and production assets in North America for two decades. Mr. Kyte’s management and executive experience qualify him to serve on the Company’s board of directors.

Robert Michael Reveley

Mr. Reveley has served as our Chief Financial Officer since December 2015 and served as a consultant to the Company from September 2015 to December 2015. Mr. Reveley has been Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors of Structural Monitoring Systems, a technology company specializing in health monitoring systems for aviation, since 2013. From 1997 to December 2015, Mr. Reveley was Managing Director and Chief Compliance Officer of Govdesk, LLC, a FINRA licensed broker dealer. From 2009 to May 2011, Mr. Reveley was Chief Executive Officer and Chief Investment Officer of SEAL Capital.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach. We have not adopted a policy on whether the Chief Executive Officer and Chairman positions should be separate. Currently, Mr. Sabec serves as our Chief Executive Officer and Mr. Kyte serves as our Chairman.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2015 and 2014. No other officer of the Company or Rightscorp Delaware received compensation in excess of $100,000 for either of the Company’s or Rightscorp Delaware’s last two completed fiscal years.

EXECUTIVE COMPENSATION

Name & Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Sabec	2015	156,250	(3)	-	-		-		-	-	156,250
Chief Executive Officer	2014	261,875	(1)	-	-		-		-	-	261,875
Robert Michael Reveley	2015	19,692		-	22,500	(5)	63,791	(7)	-	-	105,983
Chief Financial Officer	2014	-		-	-		-		-	-	-
Cecil Kyte	2015	49,053		2,040	236,000	(6)	352,198	(8)	-	-	639,291
Former Chief Financial Officer	2014	-		-	-		-		-	-	-
Robert Steele	2015	157,140	(4)	-	-		-		-	-	157,140
Former Chief Financial Officer	2014	242,500	(2)	-	-		-		-	-	242,500

(1)	Includes annual salary of $150,000, repayment of accrued salary of $43,125, and advance for 2015 of $68,750.

(2)	Includes annual salary of $150,000, repayment of accrued salary of $30,000, and advance for 2015 of $62,500.

(3)	Includes annual salary of $150,000, repayment of accrued salary of $6,250.

(4)	Includes annual salary of $150,000, repayment of accrued salary of $7,140.

(5)	Includes 250,000 shares of common stock granted on December 21, 2015.

(6)	Includes 2,000,000 shares of common stock granted on June 1, 2015.

(7)	Includes 750,000 shares of option granted on December 21, 2015.

(8)	Includes 3,000,000 warrants granted on June 1, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2015.

	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Robert Michael Reveley	250,000	500,000	-	$0.15	12/21/2020

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2015 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brett Johnson (1)	30,000	-	7,493	(2)	-	-	-	37,493
Cecil Kyte (1)	-	-	-		-	-	-	-

(1)	Brett Johnson resigned as a director and Cecil Kyte was appointed as a director on December 21, 2015.

(2)	Includes 100,000 warrants granted on December 21, 2015.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on 117,215,314 issued and outstanding shares of common stock filing as of the filing of this Annual Report on Form 10-K by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this filing of this Annual Report on Form 10-K, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 117,215,314 shares of common stock issued and outstanding stock as of the date of the filing of this Annual Report on Form 10-K.

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
Christopher Sabec (2)	10,875,000	9.3%
Robert Steele	10,875,000	9. 3%
Cecil Bond Kyte (3)	5,000,000	4.2%
Robert Michael Reveley (4)	250,000	*
All Officers and Directors as a Group ( 4 persons)	27,000,000	22.4%

5% or Greater Beneficial Owners
AIGH Investment Partners, L. P. (5)	9,000,000	7.3%
Orin Hirschman (5)(6)	10,248,125	8.4%
Drake Private Investments LLC	28,000,000	21.3%

* Less than one percent.

(1) The address for each of the officer and directors is c/o Rightscorp, Inc., at 3100 Donald Douglas Loop North, Santa Monica, CA 90405.

(2) Represents shares held by Christopher Sabec Revocable Trust dated February 17, 2011.

(3) Includes 3,000,000 shares issuable upon exercise of warrants.

(4) Represents shares issuable upon exercise of options.

(5) As set forth in a Schedule 13G/A filed February 12, 2016, includes 5,400,000 shares of our common stock currently issuable upon the exercise of warrants. Mr. Orin Hirschman is the Managing Member of AIGH Investment Partners, L. P.

(6) As set forth in a Schedule 13G/A filed February 12, 2016, includes 3,600,000 shares of common stock and 5,148,126 warrants to purchase common stock held by AIGH Investment Partners, L.P. and 1,500,000 shares of common stock held by AIGH investment Partners, LLC. Excludes 2,501,874 warrants to purchase common stock not exercisable at the present time because they would increase the reporting person’s beneficial ownership above 9.99%.

(7) Includes 14,000,000 shares of common stock and 14,000,000 warrants to purchase common stock.

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

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

On January 7, 2016, HJ Associates & Consultants, LLP resigned as the independent registered public accounting firm for the Company. On January 11, 2016, the Company engaged Haynie & Company as its new independent registered public accounting firm. Effective February 3, 2016, the Company dismissed Haynie & Company as its independent registered accounting firm and engaged Weinberg & Company, P.A. to serve as its independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2015 and December 31, 2014 for professional services rendered by Haynie & Company and Weinberg & Company, P.A., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$77,000	(1)	$57,700
Tax Fees	3,500		-
All Other Fees	-		-
Total	$80,500		$57,700

(1)	Includes $28,000 for audit services for HJ Associates & Consultants, LLP, $4,000 for Haynie & Company, and $45,000 for Weinberg & Company, P.A.

(2)	Includes $3,500 for tax services for HJ Associates & Consultants, LLP.

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 25, 2013, among Rightscorp, Inc., Rightscorp Merger Acquisition Sub, Inc. and Rightscorp Delaware, Inc. (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on October 28, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2013)

3.2	Bylaws of the Company (incorporated by reference to the Company’s S-1 Registration Statement filed on December 30, 2010)

4.1	Form of Warrant (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

4.2	Form of Promissory Note (Rightscorp Delaware) (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

4.3	Form of Warrant under the Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.1	Promissory Note by and between the Company and Rightscorp Delaware., dated June 18, 2013 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.2	Financing Agreement by and between the Company and Hartford Equity Inc., a Delaware corporation, dated June 18, 2013 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.3	Form of Note Amendment (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

10.4	Purchase Agreement by and between the Company and Seaside 88, LP dated March 7, 2014 (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on March 10, 2014)

10.5	Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.6	Form of Representation Agreement (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.7	Representation Agreement by and between the Company and BMG Rights Management (US) LLC dated as of December 1, 2011 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.8	Representation Agreement by and between the Company and Warner Bros. Entertainment Inc. dated as of March 18, 2013 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.9	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed with the SEC on October 7, 2015)
10.10	Form of Warrant (incorporated by reference to 8-K filed with the SEC on October 7, 2015)
10.11

First Amendment to Representation Agreement between the Company and BMG Rights Management (US) LLC (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

36

10.12

Representation Agreement, dated June 18, 2013, between the Company and Warner Bros. Entertainment (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.13	Form of Securities Purchase Agreement (incorporated by reference from 8-K filed with the SEC on February 26, 2016)
10.14	Form of Warrant (incorporated by reference from 8-K filed with the SEC on February 26, 2016)

21.1	Subsidiaries of Rightscorp, Inc. (Incorporated by reference from the Registration Statement on Form S-1 filed with the SEC on November 7, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: March 30, 2016	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2016	By:	/s/ Robert Michael Reveley
	Name:	Robert Michael Reveley
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Christopher Sabec	Chief Executive Officer and Director	March 30, 2016
Christopher Sabec	(Principal Executive Officer)

/s/ Robert Michael Reveley	Chief Financial Officer	March 30, 2016
Robert Michael Reveley	(Principal Financial and Accounting Officer)

/s/ Robert Steele	President and Director	March 30, 2016
Robert Steele

/s/ Cecil Bond Kyte	Chairman of the Board of Directors	March 30, 2016
Cecil Bond Kyte

