Form 10-Q
period 2016-03-31
RIGHTSCORP, INC.
filed 2016-05-16
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, the issuer had 117,215,314 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Assets
Cash	$180,344	$193,014
Prepaid expenses	70,894	100,230
Total Current Assets	251,238	293,244
Fixed assets, net	119,704	142,520
Total Assets	$370,942	$435,764

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,440,599	$1,407,864
Derivative liabilities	1,028,483	1,210,430
Total Current Liabilities	2,469,082	2,618,294

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 117,215,314 and 107,215,314 shares issued and outstanding, respectively	117,215	107,215
Additional paid in capital	9,096,769	8,238,199
Accumulated deficit	(11,312,124)	(10,527,944)
Total stockholders’ deficit	(2,098,140)	(2,182,530)
Total Liabilities and Stockholders’ Deficit	$370,942	$435,764

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$68,283	$307,904

Operating expenses:
Copyright holder fees	49,142	153,952
Sales and marketing	1,347	1,497
General and administrative	961,105	1,052,867
Depreciation and amortization	22,816	29,356
Total operating expenses	1,034,410	1,237,672

Loss from operations	(966,127)	(929,768)

Other income (expense):
Interest expense	-	(298)
Change in fair value of derivative liabilities	181,947	1,052,057
Total other expenses	181,947	1,051,759

Net income (loss)	$(784,180)	$121,991

Net income (loss) per share – basic and diluted	$(0.01)	$0.00

Weighted average common shares – basic and diluted	113,808,721	89,896,421

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2016

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance at January 1, 2016	107,215,314	$107,215	$8,238,199	$(10,527,944)	$(2,182,530)
Shares issued for cash	10,000,000	10,000	490,000	-	500,000
Fair value of stock-based compensation	-	-	368,570	-	368,570
Net loss	-	-	-	(784,180)	(784,180)
Balance at March 31, 2016 (Unaudited)	117,215,314	$117,215	$9,096,769	$(11,312,124)	$(2,098,140)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income (loss)	$(784,180)	$121,991
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,816	29,356
Fair value of stock-based compensation	368,570	21,354
Change in fair value of derivative liabilities	(181,947)	(1,052,057)
Changes in operating assets and liabilities:
Prepaid expenses	29,336	81,455
Accounts payable and accrued liabilities	32,735	(20,819)
Net cash used in operating activities	(512,670)	(818,720)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Repayment of convertible notes	-	(10,000)
Payments on note payable	-	(14,663)
Proceeds from issuance of common stock	500,000	-
Net cash provided by (used in ) financing activities	500,000	(24,663)

Net decrease in cash	(12,670)	(843,383)

Cash, beginning of period	193,014	1,666,914

Cash, end of period	$180,344	$823,531

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2016 and 2015

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2016, the Company incurred a net loss of $784,180, used cash in operations of $512,670, and at March 31, 2016, the Company had a stockholders’ deficiency of $2,098,140. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $180,344. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000 (See Note 6). Management believes that our existing cash on hand will be sufficient to fund our operations into the second quarter of 2016, however, management believes that the Company will need to raise at least another $1,000,000 in 2016 to fund operations. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Principles of Consolidation

The financial statements include the accounts of Rightscorp Inc., and its wholly-owned subsidiary Rightscorp Delaware. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities, and the assumptions made in valuing share-based instruments issued for services, and derivative liabilities. Actual results could differ from those estimates.

Revenue

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a settlement fee which acts as a waiver of the infringement. Generally, the Company has agreed to remit 50% of such collections to the copyright holder.

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

The fair value of the Company’s common stock option and warrant grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of March 31, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

Derivative liabilities of $1,028,483 and $1,210,430 were valued using Level 2 inputs as of March 31, 2016 and December 31, 2015, respectively.

Basic and diluted loss per share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares are excluded from the computation when their effect is anti-dilutive.

At March 31, 2016 and 2015, the dilutive impact of outstanding stock options for 970,000 and 360,000 shares, respectively, and outstanding warrants for 53,310,140 and 22,450,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fixed Assets

As of March 31, 2016 and December 31, 2015, fixed assets consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(193,052)	(170,236)
Fixed assets, net	$119,704	$142,520

Depreciation and amortization expense for the three months ended March 31, 2016 and March 31, 2015 was $22,816 and $29,356, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$710,251	$683,488
Due to copyright holders	441,451	414,688
Accrued settlement	200,000	200,000
Accrued payroll	62,908	62,908
Insurance premium financing payable	25,989	46,780
Total	$1,440,599	$1,407,864

In November 2014, the Company was named as defendant in a class action complaint (see John Blaha v. Rightscorp, Inc in Note 8). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015 and March 31, 2016, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000.

Note 5 – Derivative Liabilities

In September 2014, the Company issued warrants exercisable into 17,892,000 shares of common stock in relation to the sale of 11,928,000 shares of its common stock. The warrants had a term of five years and an exercise price of $0.25 per share, subject to adjustment, as defined, if the Company issues securities at a price lower than the exercise price of these warrants in the future (see Note 8). 1,500,000 of these warrants were cancelled in 2014 and 600,000 of these warrants were exercised in 2015, and at March 31, 2016, 15,792,000 of these warrants were outstanding.

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

At December 31, 2015, the fair value of the derivative liabilities was $1,210,430. During the three months ended March 31, 2016, the fair value of the derivative liabilities decreased by $181,947, and at March 31, 2016, the fair value of the derivative liabilities was $1,028,483.

At March 31, 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model. At March 31, 2015, the fair value of the derivative liabilities was determined through use of a Black-Scholes-Merton option pricing model. The fair values were based on the following assumptions:

	March 31, 2016	March 31, 2015
Expected volatility	124%	274%
Risk-free interest rate	1.5%	1.0%
Expected dividend yield	0%	0%
Expected life	3.5 years	4.5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 6 – Common stock

During the three months ended March 31, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000. The warrants have a term of three years and an exercise price of $0.10 per share.

Note 7 – Stock Options and Warrants

Options

During the three months ended March 31, 2016 and 2015, the Company recorded compensation costs of $11,942 and $9,444, respectively, relating to the vesting of stock options. As of March 31, 2016, the aggregate value of unvested options was $77,774, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to three years, as applicable.

For the three months ending March 31, 2016, the Company had no stock options requiring an assessment of value. For the three months ending March 31, 2015, the fair value of stock option awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

March 31, 2015
Expected volatility	116%
Risk-free interest rate	0%
Expected dividend yield	0%
Expected life	9.3 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the options was based on the remaining term of the options. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

The stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	970,000	$0.17	6.71
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2016	970,000	$0.17	5.65
Exercisable, March 31, 2016	106,663	$0.25	8.66

At March 31, 2016, the Company’s outstanding and exercisable options had no intrinsic value.

Warrants

During the three months ended March 31, 2016, the Company issued warrants exercisable into 10,000,000 shares of common stock to accredited investors (see Note 6). In addition, the Company issued warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.15 per share for services. The fair value of the 8,000,000 warrants issued for services was determined to be $330,218. The Company recorded the full $330,218 in general and administrative expense since it determined that the award is a certainty and the service performance and its future benefit are not assured in this arrangement. In addition, during the three months ended March 31, 2016 and 2015, the Company recorded compensation costs of $26,410 and $11,910, respectively, relating to the vesting of stock warrants.

For the three months ending March 31, 2016 and 2015, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	March 31, 2016	March 31, 2015
Expected volatility	121%	254%
Risk-free interest rate	1.08%	1.5%
Expected dividend yield	0%	0%
Expected life	3 years	5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

As of March 31, 2016, the aggregate value of unvested warrants was $356,442, which will continue to be amortized as compensation cost as the warrants vest over two years.

A summary of the Company’s warrant activity during the three months ended March 31, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	35,310,140	$0.09	3.21
Granted	18,000,000	0.12	2.90
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2016	53,310,140	$0.10	2.94
Exercisable, March 31, 2016	51,810,140	$0.10	5.85

At March 31, 2016, the Company’s outstanding warrants had an intrinsic value of $1,245,989.

Note 8 – Commitments & Contingencies

Legal proceeding

John Blaha v. Rightscorp, Inc ., C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. Plaintiff’s Motion for Preliminary Approval of Class Action Settlement was heard on February 8, 2016, before the Hon. Dale S. Fischer. The Court reviewed the proposed settlement and offered the parties its comments regarding the submitted documents. The Parties are now in the process of meeting and conferring to implement the Court’s suggested revisions and will notify the Court when the materials are ready to be resubmitted. Once the motion is resubmitted, a new hearing date convenient for the Court will be selected, at which time Rightscorp anticipates the Court will rule on the motion. The Company has recorded a reserve for the estimated settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

On February 22, 2016, the Company, entered into and closed a series of securities purchase agreements with accredited investors pursuant to which the Company sold to accredited investors an aggregate of 10,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock for an aggregate purchase price of $500,000. The warrants have a term of three years and an exercise price of $0.10 per share.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue

We generated revenues of $68,283 during the three months ended March 31, 2016, a decrease of $239,621 or 78% as compared to $307,904 for the three months ended March 31, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended March 31, 2016 we accrued $49,142 due to copyright holders. For the three months ended March 31, 2015 we accrued $153,952 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $1,347 for the three months ended March 31, 2016 compared to $1,497 for the three months ended March 31, 2015, a decrease of $150.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $127,617 for the three months ended March 31, 2016, compared to $182,543 for the three months ended March 31, 2015. Total wage and related expenses for the three months ended March 31, 2016 were $303,561, of which $38,360 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $91,762 over the three months ended March 31, 2015. Our total general and administrative expenses for the three months ended March 31, 2016 was $961,105.

Depreciation and Amortization

Depreciation and amortization expenses were $22,816 during the three months ended March 31, 2016, a decrease of $6,540, as compared to $29,356 for the three months ended March 31, 2015.

Interest

Interest expense totaled $0 during the three months ended March 31, 2016, compared to $298 in the three months ended March 31, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $181,947 during the three months ended March 31, 2016, compared to $1,052,057 for the three months ended March 31, 2015.

Net loss

As a result of the foregoing, during the three months ended March 31, 2016, we recorded a net loss of $784,180 compared to net income of $121,991 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2016, the Company incurred a net loss of $784,180, used cash in operations of $512,670, and at March 31, 2016, the Company had a stockholders’ deficiency of $2,098,140. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2016, the Company had cash on hand of $180,344. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000. Management believes that our existing cash on hand will be sufficient to fund our operations into the second quarter of 2016.  However, management believes that the Company will need to raise at least $1,000,000 in 2016 to fund operations. This forecast represents management’s best estimate taking into consideration historic burn, expected revenue from the core business and revenue from new business initiatives slated for 2016. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of an equity financing.

Operating Activities

During the three months ended March 31, 2016, we used $512,670 of cash in operating activities. Non-cash adjustments included $22,816 related to depreciation and amortization, $368,570 for stock compensation expense, $181,947 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $47,071.

During the three months ended March 31, 2015, we used $818,720 of cash in operating activities. Non-cash adjustments included $29,356 related to depreciation and amortization, $21,354 for options and warrants issued for services, $1,052,257 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $60,636.

Financing Activities

During the three months ended March 31, 2016, we received $500,000 in proceeds from common stock and warrants issued for cash.

During the three months ended March 31, 2015, we used $24,663 of cash in financing activities. We used $10,000 to repay convertible notes, and $14,663 in payments on note payable.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Revenue

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a settlement fee which acts as a waiver of the infringement. Generally, the Company has agreed to remit 50% of such collections to the copyright holder.

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

The fair value of the Company’s common stock option and warrant grants is estimated using a Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in the following legal proceeding.

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

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

RIGHTSCORP, INC.

Dated: May 16, 2016	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 16, 2016	By:	/s/ Robert Michael Reveley
	Name:	Robert Michael Reveley
	Title:	Chief Financial Officer (principal financial and accounting officer)

