Form 10-Q
period 2016-06-30
RIGHTSCORP, INC.
filed 2016-08-15
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August xx, 2016, the issuer had 122,795,314 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Assets
Cash	$18,019	$193,014
Prepaid expenses	50,558	100,230
Total Current Assets	68,577	293,244
Other Assets
Fixed assets, net	97,214	142,520
Total Assets	$165,791	$435,764

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,643,475	$1,407,864
Derivative liabilities	353,860	1,210,430
Total Current Liabilities	1,997,335	2,618,294

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 122,795,314 and 107,215,314 shares issued and outstanding, respectively	122,795	107,215
Additional paid in capital	9,568,870	8,238,199
Accumulated deficit	(11,523,209)	(10,527,944)
Total stockholders’ deficit	(1,831,544)	(2,182,530)
Total Liabilities and Stockholders’ Deficit	$165,791	$435,764

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$146,043	$233,816	$214,326	$541,720

Operating expenses:
Copyright holder fees	56,593	116,908	105,735	270,860
Sales and marketing	687	12,747	2,035	14,244
General and administrative	592,011	1,798,071	1,553,116	2,850,938
Depreciation and amortization	22,490	28,597	45,305	57,953
Total operating expenses	671,781	1,956,323	1,706,191	3,193,995

Loss from operations	(525,738)	(1,722,507)	(1,491,865)	(2,652,275)

Other income (expense):
Interest expense	-	(244)	-	(542)
Change in fair value of derivative liabilities	314,653	(1,095,269)	496,600	(43,212)
Total other income (expense)	314,653	(1,095,513)	496,600	(43,754)

Net loss	$(211,085)	$2,818,020)	$995,265)	$(2,696,029)

Net loss per share – basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted average common shares – basic	119,393,116	90,753,564	116,600,918	90,327,360

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

Six months Ended June 30, 2016

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	107,215,314	$107,215	$8,238,199	$(10,527,944)	$(2,182,530)
Shares issued for cash	10,000,000	10,000	490,000	-	500,000
Shares issued for exercise of warrant	5,580,000	5,580	50,220	-	55,800
Extinguishment of derivative liability	-	-	359,969	-	359,969
Fair value of stock-based compensation	-	-	430,482	-	430,482
Net loss	-	-	-	(995,265)	(995,265)
Balance at June 30, 2016	122,795,314	$122,795	$9,568,870	$(11,523,209)	$(1,831,544)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss	$(995,265)	$(2,696,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,305	57,953
Fair value of stock-based compensation	430,482	559,195
Change in fair value of derivative liabilities	(496,600)	43,212
Prepaid expense	49,672	89,285
Accounts payable and accrued liabilities	235,611	585,666
Net cash used in operating activities	(730,795)	(1,360,718)

Cash Flows from Financing Activities
Repayment of convertible notes	-	(10,000)
Payments on note payable	-	(29,325)
Proceeds from issuance of common stock	500,000	-
Exercise of warrant	55,800	-
Net cash provided by financing activities	555,800	(39,325)

Net increase (decrease) in cash	(174,995)	(1,400,043)

Cash, beginning of period	193,014	1,666,914

Cash, end of period	$18,019	$266,871

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non-cash investing and financing activities:
Extinguishment of derivative liabilities	$359,969	$-

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and six months ended June 30, 2016 and 2015

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2016, the Company incurred a net loss of $995,265, used cash in operations of $730,795, and at June 30, 2016, the Company had a stockholders’ deficiency of $1,831,544. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000 (See Note 6). At June 30, 2016, the Company had cash of $18,019. Management believes that our existing cash on hand will not be sufficient to fund our operations through December 2016. Management believes that the Company will need at least another $500,000 in 2016 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

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

Revenue

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a settlement fee which acts as a waiver of the infringement. Generally, the Company has agreed to remit 50% of such collections to the copyright holder. The Company also provides services to copyright holders. Service fee revenue is recognized when the service has been provided.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of June 30, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

Derivative liabilities of $353,860 and $1,210,430 were valued using Level 2 inputs as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and 2015, the dilutive impact of outstanding stock options for 970,000 and 579,990 shares, respectively, and outstanding warrants for 47,657,640 and 23,890,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fixed Assets

As of June 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(215,542)	(170,236)
Fixed assets, net	$97,214	$142,520

Depreciation and amortization expense for the six months ended June 30, 2016 and June 30, 2015 was $45,305 and $57,853, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$798,893	$683,488
Due to copyright holders	494,947	414,688
Accrued settlement	200,000	200,000
Accrued payroll	139,499	62,908
Insurance premium financing payable	10,136	46,780
Total	$1,643,475	$1,407,864

In November 2014, the Company was named as defendant in a class action complaint (see John Blaha v. Rightscorp, Inc in Note 8). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015 and June 30, 2016, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000 (see Note 8).

Note 5 – Derivative Liabilities

In September 2014, the Company issued warrants exercisable into 17,892,000 shares of common stock in relation to the sale of 11,928,000 shares of its common stock. The warrants had a term of five years and an exercise price of $0.25 per share, subject to adjustment, as defined, if the Company issues securities at a price lower than the exercise price of these warrants in the future (see Note 8). At December 31, 2015, 15,792,000 of these warrants were outstanding. During the six months ended June 30, 2016, 5,580,000 of these warrants were exercised, and at June 30, 2016, 10,212,000 of these warrants were outstanding.

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

At December 31, 2015, the fair value of the derivative liabilities was $1,210,430. During the six months ended June 30, 2016, 5,580,000 warrants accounted for as derivative liabilities were exercised and as such their corresponding fair value at the exercise date of $359,970 was extinguished from the derivative liabilities balance. During the six months ended June 30, 2016, the fair value of the derivative liabilities decreased by $496,600, and at June 30, 2016, the fair value of the derivative liabilities was $353,860.

At June 30, 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model. At June 30, 2015, the fair value of the derivative liabilities was determined through use of a Black-Scholes-Merton option pricing model. At June 30, 2016 and December 31, 2015, fair values were based on the following assumptions:

	June 30, 2016	December 31, 2015
Expected volatility	170%	274%
Risk-free interest rate	1.5%	1.0%
Expected dividend yield	0%	0%
Expected life	3.2 years	4.5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 6 – Common Stock

During the six months ended June 30, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000. The warrants have a term of three years and an exercise price of $0.10 per share.

During the six months ended June 30, 2016, the Company issued 5,580,000 shares of its common stock upon the exercise of 5,580,000 warrants valued at $55,800.

Note 7 – Stock Options and Warrants

Options

During the six months ended June 30, 2016 and 2015, the Company recorded compensation costs of $23,884 and $25,571 in general and administrative expense, respectively, relating to the vesting of stock options. As of June 30, 2016, the aggregate value of unvested options was $65,833, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to three years, as applicable.

The stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	970,000	$0.17	6.71
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2016	970,000	$0.17	5.40
Exercisable, June 30, 2016	146,662	$0.25	8.54

At June 30, 2016, the Company’s outstanding and exercisable options had no intrinsic value.

Warrants

During the six months ended June 30, 2016, the Company issued warrants exercisable into 10,000,000 shares of common stock to accredited investors (see Note 6). In addition, the Company issued warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.15 per share for services. The fair value of the 8,000,000 warrants issued for services was determined to be $330,210. The Company recorded $330,210 in general and administrative expense since it determined that the award is a certainty and the service performance and its future benefit are not assured in this arrangement. In addition, during the six months ended June 30, 2016 and 2015, the Company recorded compensation costs of $76,388 and $138,624 in general and administrative expense, respectively, relating to the vesting of other stock warrants.

For the six months ending June 30, 2016 and 2015, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	June 30, 2016	June 30, 2015
Expected volatility	121%	254%
Risk-free interest rate	1.08%	1.5%
Expected dividend yield	0%	0%
Expected life	3 years	5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

As of June 30, 2016, the aggregate value of unvested warrants was $336,583, which will continue to be amortized as compensation cost as the warrants vest over two years.

A summary of the Company’s warrant activity during the six months ended June 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	35,310,140	$0.09	3.21
Granted	18,000,000	0.12	2.65
Exercised	(5,580,000)	0.01	3.24
Forfeited/expired	(72,500)	0.09	-
Balance outstanding, June 30, 2016	47,657,640	$0.11	2.63
Exercisable, June 30, 2016	46,657,640	$0.11	5.24

At June 30, 2016, the Company’s outstanding and exercisable warrants had an intrinsic value of $357,420.

Note 8 – Commitments & Contingencies

Legal proceeding

John Blaha v. Rightscorp, Inc, C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. On June 24, 2016, the Court issued an order granting plaintiff’s motion for preliminary approval of class action settlement. On August 1, 2016, notice was sent to the class. A hearing regarding final approval of the settlement is set for November 14, 2016. The Company has recorded a reserve for the estimated settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000.

WINDSTREAM SERVICES, LLC Plaintiff V. BMG RIGHTS MANAGEMENT (US) LLC, et al. Defendant, S.D. NY. (Original Complaint Filed June 27, 2016).

Nature of Matter: This matter is a Civil action seeking declaratory relief under 17 U.S.C. §§ 101, et seq. and 28 U.S.C. §§ 2201, et seq. Rightscorp was named as an additional Defendant in this matter. Plaintiff is seeking declaratory relief that it is not liable for the copyright infringements of its customers.

Progress of Matter to Date: Company waived service of process on July 6, 2016. A pre-trial conference has yet to be scheduled. The Company believes the case is without merit.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue

We generated revenues of $146,043 during the three months ended June 30, 2016, a decrease of $87,773 or 38% as compared to $233,816 for the three months ended June 30, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended June 30, 2016 we accrued $56,593 due to copyright holders. For the three months ended June 30, 2015 we accrued $116,908 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $687 for the three months ended June 30, 2016 compared to $12,747 for the three months ended June 30, 2015, a decrease of $12,060.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $75,328 for the three months ended June 30, 2016, compared to $579,780 for the three months ended June 30, 2015. Total wage and related expenses for the three months ended June 30, 2016 were $355,669, of which $61,912 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $1,206,059 over the three months ended June 30, 2015. Our total general and administrative expenses for the three months ended June 30, 2016 were $592,011.

Depreciation and Amortization

Depreciation and amortization expenses were $22,490 during the three months ended June 30, 2016, a decrease of $6,107, as compared to $28,597 for the three months ended June 30, 2015.

Interest

Interest expense totaled $0 during the three months ended June 30, 2016, compared to $244 in the three months ended June 30, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $314,653 during the three months ended June 30, 2016, compared to ($1,095,269) for the three months ended June 30, 2015.

Net loss

As a result of the foregoing, during the three months ended June 30, 2016, we recorded a net loss of ($211,085) compared to a net loss of ($2,818,020) for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue

We generated revenues of $214,326 during the six months ended June 30, 2016, a decrease of $327,394 or 60% as compared to $541,720 for the six months ended June 30, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the six months ended June 30, 2016 we accrued $105,735 due to copyright holders. For the six months ended June 30, 2015 we accrued $270,860 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $2,035 for the six months ended June 30, 2016 compared to $14,244 for the six months ended June 30, 2015, a decrease of $12,210.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $212,633 for the six months ended June 30, 2016, compared to $762,323 for the six months ended June 30, 2015. Consulting expenses for the six months ended June 30, 2016, were $3,243, compared to $312,175 for the six months ended June 30, 2015, a decrease of $308,932. Total wage and related expenses for the six months ended June 30, 2016 were $986,697, of which $430,482 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $1,297,821 over the six months ended June 30, 2015. Our total general and administrative expenses for the six months ended June 30, 2016 were $1,553,116.

Depreciation and Amortization

Depreciation and amortization expenses were $45,305 during the six months ended June 30, 2016, a decrease of $12,647, as compared to $57,853 for the six months ended June 30, 2015.

Interest

Interest expense totaled $0 during the six months ended June 30, 2016, compared to $542 in the six months ended June 30, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $496,600 during the six months ended June 30, 2016, compared to ($43,212) for the six months ended June 30, 2015.

Net loss

As a result of the foregoing, during the six months ended June 30, 2016, we recorded a net loss of ($995,265) compared to a net loss of ($2,696,029) for the six months ended June 30, 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2016, the Company incurred a net loss of $995,265, used cash in operations of $730,795, and at June 30, 2016, the Company had a stockholders’ deficiency of $1,831,544. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2016, the Company had cash on hand of $18,019. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000. Management believes that our existing cash on hand will not be sufficient to fund our operations through December 2016. However, management believes that the Company will need to raise at least $500,000 in 2016 to fund operations. This forecast represents management’s best estimate taking into consideration historic burn, expected revenue from the core business and revenue from new business initiatives slated for 2016. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of an equity financing.

Operating Activities

During the six months ended June 30, 2016, we used $730,795 of cash in operating activities. Non-cash adjustments included $45,305 related to depreciation and amortization, $430,482 for stock based compensation, $496,600 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $285,283.

During the six months ended June 30, 2015, we used $1,360,718 of cash in operating activities. Non-cash adjustments included $57,853 related to depreciation and amortization, $559,195 for stock based compensation, $43,212 related to change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $674,951.

Financing Activities

During the six months ended June 30, 2016, we received $555,800 in proceeds from issuance of common stock and exercise of warrants for cash.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. On June 24, 2016, the Court issued an order granting plaintiff’s motion for preliminary approval of class action settlement. On August 1, 2016, notice was sent to the class. A hearing regarding final approval of the settlement is set for November 14, 2016.

WINDSTREAM SERVICES, LLC Plaintiff V. BMG RIGHTS MANAGEMENT (US) LLC, et al. Defendant, S.D. NY. (Original Complaint Filed June 27, 2016).

Nature of Matter: This matter is a Civil action seeking declaratory relief under 17 U.S.C. §§ 101, et seq. and 28 U.S.C. §§ 2201, et seq. Rightscorp was named as an additional Defendant in this matter. Plaintiff is seeking declaratory relief that it is not liable for the copyright infringements of its customers.

Progress of Matter to Date: Company waived service of process on July 6, 2016. A pre-trial conference has yet to be scheduled. The Company believes the case is without merit.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company issued 5,580,000 shares of common stock upon exercise of warrants with an exercise price of $0.01.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

RIGHTSCORP, INC.

Dated: August 15, 2016	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: August 15, 2016	By:	/s/ Robert Michael Reveley
	Name:	Robert Michael Reveley
	Title:	Chief Financial Officer (principal financial and accounting officer)

