Form 10-Q
period 2016-09-30
RIGHTSCORP, INC.
filed 2016-11-15
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, the issuer had 123,795,314 shares of its common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
Assets
Assets	(Unaudited)
Cash	$6,653	$193,014
Prepaid expenses	36,065	100,230
Total Current Assets	42,718	293,244
Other Assets
Fixed assets, net	74,878	142,520
Total Assets	$117,596	$435,764

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,876,453	$1,407,864
Notes payable	50,000
Derivative liabilities	348,005	1,210,430
Total Current Liabilities	2,274,458	2,618,294

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 123,795,314 and 107,215,314 shares issued and outstanding, respectively	123,795	107,215
Additional paid in capital	9,627,985	8,238,199
Accumulated deficit	(11,908,642)	(10,527,944)
Total stockholders’ deficit	(2,156,862)	(2,182,530)
Total Liabilities and Stockholders’ Deficit	$117,596	$435,764

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$139,834	$215,196	$354,160	$756,916

Operating expenses:
Copyright holder fees	69,143	107,598	174,878	378,458
Sales and marketing	337	5,396	2,371	19,640
General and administrative	386,865	1,116,589	1,939,982	3,967,527
Depreciation and amortization	22,337	28,537	67,643	86,490
Total operating expenses	478,682	1,258,120	2,184,874	4,452,115

Loss from operations	(338,848)	(1,042,924)	(1,830,714)	(3,695,199)

Other income (expenses):
Interest expense	(17,789)	(4,948)	(17,789)	(5,490)
Change in fair value of derivative liabilities	(28,796)	623,704	467,805	580,492
Total other income (expenses)	(46,585)	618,756	450,016	575,002

Net loss	$(385,433)	$(424,168)	$(1,380,698)	$(3,120,197)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares – basic and diluted	123,034,444	91,947,241	118,761,080	91,271,146

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

Nine months Ended September 30, 2016

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	107,215,314	$107,215	$8,238,199	$(10,527,944)	$(2,182,530)
Shares issued for cash	10,000,000	10,000	490,000	-	500,000
Shares issued for exercise of warrant	6,580,000	6,580	59,220	-	65,800
Fair value of warrants issued with note payable	-	-	16,691	-	16,691
Fair value of stock-based compensation	-	-	429,255	-	429,255
Extinguishment of derivative liability	-	-	394,620	-	394,620
Net loss	-	-	-	(1,380,698)	(1,380,698)
Balance at September 30, 2016	123,795,314	$123,795	$9,627,985	$(11,908,642)	$(2,156,862)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activitiest
Net loss	$(1,380,698)	$(3,120,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	67,642	86,490
Fair value of stock-based compensation	429,255	714,882
Change in fair value of derivative liabilities	(467,805)	(580,492)
Fair value of warrants issued with note payable	16,691	-
Prepaid expense	64,165	112,874
Accounts payable and accrued liabilities	468,589	1,002,864
Net cash used in operating activities	(802,161)	(1,783,579)

Cash Flows from Financing Activities
Repayment of convertible notes	-	(10,000)
Payments on note payable	-	(43,988)
Proceeds from issuance of common stock for cash	500,000	1,032,000
Proceeds from issuance of notes payable	50,000	-
Exercise of warrant	65,800	-
Net cash provided by financing activities	615,800	978,012

Net decrease in cash	(186,361)	(805,567)

Cash, beginning of period	193,014	1,666,914

Cash, end of period	$6,653	$861,347

Supplemental Non-cash Financing and Investing Activities:
Extinguishment of derivative liabilities	394,620	-

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2016 and 2015

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2016, the Company incurred a net loss of $1,380,698, and used cash in operations of $802,161, and at September 30, 2016, the Company had a stockholders’ deficiency of $2,156,862. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000 (See Note 7). At September 30, 2016, the Company had cash of $6,653. Management believes that our existing cash on hand and ongoing revenues will be sufficient to fund our operations through December 2016. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of September 30, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

Derivative liabilities of $348,005 and $1,210,430 were valued using Level 2 inputs as of September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and 2015, the dilutive impact of outstanding stock options for 906,666 and 579,990 shares, respectively, and outstanding warrants for 47,048,890 and 34,810,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Note 3 – Fixed Assets

As of September 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(237,878)	(170,236)
Fixed assets, net	$74,878	$142,520

Depreciation and amortization expense for the nine months ended September 30, 2016 and September 30, 2015 was $67,643 and $86,490, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$886,672	$683,488
Due to copyright holders	564,089	414,688
Accrued settlement	200,000	200,000
Accrued payroll	225,692	62,908
Insurance premium financing payable	-	46,780
Total	$1,876,453	$1,407,864

In November 2014, the Company was named as defendant in a class action complaint (see John Blaha v. Rightscorp, Inc in Note 8). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015 and September 30, 2016, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000 (see Note 8).

Note 5 - Notes Payable

During the three months ended September 30, 2016, a third-party shareholder loaned the Company $50,000 for working capital purposes. The $50,000 is due on demand, unsecured, and interest is at 4% per annum.

The Company issued warrants to purchase 500,000 shares of common stock in consideration of the loans for $50,000. The warrants have an exercise price of $0.02 per share and expire in 10 years. The Company determined that the fair value of the warrants was $16,691 and included it as a financing cost in interest expense for the period ended September 30, 2016.

Note 6 – Derivative Liabilities

In September 2014, the Company issued warrants exercisable into 17,892,000 shares of common stock in relation to the sale of 11,928,000 shares of its common stock. The warrants had a term of five years and an exercise price of $0.25 per share, subject to adjustment, as defined, if the Company issues securities at a price lower than the exercise price of these warrants in the future (see Note 7). At December 31, 2015, 15,792,000 of these warrants were outstanding. During the nine months ended September 30, 2016, 6,580,000 of these warrants were exercised, and at September 30, 2016, 9,212,000 of these warrants were outstanding.

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

At December 31, 2015, the fair value of the derivative liabilities was $1,210,430. During the nine months ended September 30, 2016, 6,580,000 warrants accounted for as derivative liabilities were exercised and as such their corresponding fair value at the exercise date of $394,620 was extinguished from the derivative liabilities balance. During the nine months ended September 30, 2016, the fair value of the derivative liabilities decreased by $467,805, and at September 30, 2016, the fair value of the derivative liabilities was $348,005.

At September 30, 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model. At September 30, 2015, the fair value of the derivative liabilities was determined through use of a Black-Scholes-Merton option pricing model. At September 30, 2016 and December 31, 2015, fair values were based on the following assumptions:

	September 30, 2016	December 31, 2015
Expected volatility	152%	274%
Risk-free interest rate	0.9%	1.0%
Expected dividend yield	0%	0%
Expected life	3.0 years	4.5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 7 – Common Stock

During the nine months ended September 30, 2016, the Company sold units to accredited investors for an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000. The warrants have a term of three years and an exercise price of $0.10 per share.

During the nine months ended September 30, 2016, the Company issued 6,580,000 shares of its common stock upon the exercise of 6,580,000 warrants for gross proceeds of $65,800.

Note 8 – Stock Options and Warrants

Options

During the nine months ended September 30, 2016 and 2015, the Company recorded compensation costs of $35,777 and $25,571 in general and administrative expense, respectively, relating to the vesting of stock options. As of September 30, 2016, the aggregate value of unvested options was $53,939, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to three years, as applicable.

The stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	970,000	$0.17	6.71
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(63,334)	$0.25	-
Balance outstanding, September 30, 2016	906,666	$0.17	5.15
Exercisable, September 30, 2016	113,330	$0.25	8.27

At September 30, 2016, the Company’s outstanding and exercisable options had no intrinsic value.

Warrants

During the nine months ended September 30, 2016, the Company sold equity units that included warrants exercisable into 10,000,000 shares of common stock to accredited investors (see Note 7). In addition, the Company issued warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.15 per share for services. The fair value of the 8,000,000 warrants issued for services was determined to be $330,210. The Company recorded $330,210 in general and administrative expense since it determined that the award is a certainty and the service performance and its future benefit are not assured in this arrangement. In addition, during the nine months ended September 30, 2016 and 2015, the Company recorded compensation costs of $120,973 and $138,624 in general and administrative expense, respectively, relating to the vesting of other stock warrants.

For the nine months ending September 30, 2016 and 2015, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	September 30, 2016	September 30, 2015
Expected volatility	121%	254%
Risk-free interest rate	1.08%	1.5%
Expected dividend yield	0%	0%
Expected life	3 years	5 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

As of September 30, 2016, the aggregate value of unvested warrants was $294,458, which will continue to be amortized as compensation cost as the warrants vest over two years.

A summary of the Company’s warrant activity during the nine months ended September 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	35,310,140	$0.09	3.21
Granted	18,500,000	0.12	2.41
Exercised	(6,580,000)	0.01	2,98
Forfeited/expired	(181,250)	0.09	-
Balance outstanding, September 30, 2016	47,048,890	$0.11	2.38
Exercisable, September 30, 2016	46,048,890	$0.11	4,73

At September 30, 2016, the Company’s outstanding and exercisable warrants had an intrinsic value of $401,106.

Note 9 – Commitments & Contingencies

Legal proceeding

John Blaha v. Rightscorp, Inc , C.D. Cal. (Original Complaint Filed November 21, 2014; First Amended Complaint Filed March 9, 2015).

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

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue

We generated revenues of $139,834 during the three months ended September 30, 2016, a decrease of $75,362 or 35% as compared to $215,196 for the three months ended September 30, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended September 30, 2016 we accrued $69,143 due to copyright holders. For the three months ended September 30, 2015 we accrued $107,598 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $337 for the three months ended September 30, 2016 compared to $5,396 for the three months ended September 30, 2015, a decrease of $5,059.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $68,161 for the three months ended September 30, 2016, compared to $318,211 for the three months ended September 30, 2015. Total wage and related expenses for the three months ended September 30, 2016 were $294,262, of which $53,968 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $729,724 over the three months ended September 30, 2015. Our total general and administrative expenses for the three months ended September 30, 2016 were $386,865.

Depreciation and Amortization

Depreciation and amortization expenses were $22,337 during the three months ended September 30, 2016, a decrease of $6,200, as compared to $28,537 for the three months ended September 30, 2015.

Interest

Interest expense totaled $17,789 during the three months ended September 30, 2016, compared to $4,948 in the three months ended September 30, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $(28,796) during the three months ended September 30, 2016, compared to $623,704 for the three months ended September 30, 2015.

Net loss

As a result of the foregoing, during the three months ended September 30, 2016, we recorded a net loss of ($385,433) compared to a net loss of ($424,168) for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue

We generated revenues of $354,160 during the nine months ended September 30, 2016, a decrease of $402,756 or 53% as compared to $756,916 for the nine months ended September 30, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) less forwarding of the Company’s notices by ISPs and c) the shutting down of some filesharing network infrastructure.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the nine months ended September 30, 2016 we accrued $174,878 due to copyright holders. For the nine months ended September 30, 2015 we accrued $378,458 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $2,371 for the nine months ended September 30, 2016 compared to $19,640 for the nine months ended September 30, 2015, a decrease of $17,269.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $280,794 for the nine months ended September 30, 2016, compared to $1,080,534 for the nine months ended September 30, 2015. Consulting expenses for the nine months ended September 30, 2016, were $3,367, compared to $315,275 for the nine months ended September 30, 2015, a decrease of $311,908. Total wage and related expenses for the nine months ended September 30, 2016 were $1,280,959, of which $484,450 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $2,027,545 over the nine months ended September 30, 2015. Our total general and administrative expenses for the nine months ended September 30, 2016 were $1,939,982.

Depreciation and Amortization

Depreciation and amortization expenses were $67,643 during the nine months ended September 30, 2016, a decrease of $18,847, as compared to $86,490 for the nine months ended September 30, 2015.

Interest

Interest expense totaled $17,789 during the nine months ended September 30, 2016, compared to $5,490 in the nine months ended September 30, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $467,805 during the nine months ended September 30, 2016, compared to $580,492 for the nine months ended September 30, 2015.

Net loss

As a result of the foregoing, during the nine months ended September 30, 2016, we recorded a net loss of ($1,380,698) compared to a net loss of ($3,120,197) for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2016, the Company incurred a net loss of $1,380,698, used cash in operations of $802,161, and at September 30, 2016, the Company had a stockholders’ deficiency of $2,156,862. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2016, the Company had cash on hand of $6,653. On February 22, 2016, the Company sold to accredited investors an aggregate of 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of common stock for total proceeds of $500,000. At September 30, 2016, the Company had cash of $6,653. Management believes that our existing cash on hand and ongoing revenues will be sufficient to fund our operations through December 2016. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of an equity financing.

Operating Activities

During the nine months ended September 30, 2016, we used $802,161 of cash in operating activities. Non-cash adjustments included $67,643 related to depreciation and amortization, $429,255 for stock based compensation, $467,805 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $532,754.

During the nine months ended September 30, 2015, we used $1,783,579 of cash in operating activities. Non-cash adjustments included $86,490 related to depreciation and amortization, $559,195 for stock based compensation, $580,492 related to change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $674,951.

Financing Activities

During the nine months ended September 30, 2016, we received $615,800 of cash in financing activities, including $500,000 in proceeds from issuance of common stock, $50,000 in proceeds from issuance of notes payable, and $65,800 in proceeds from exercise of warrants for cash.

During the nine months ended September 30, 2015, we used $978,012 of cash in financing activities. We received $1,032,000 in proceeds from issuance of common stock. We used $10,000 to repay convertible notes, and $43,988 in payments on note payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company issued 1,000,000 shares of common stock upon exercise of warrants with an exercise price of $0.01.

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

RIGHTSCORP, INC.

Dated: November 14, 2016	By:	/s/ Christopher Sabec
	Name:	Christopher Sabec
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 14, 2016	By:	/s/ Cecil Kyte
	Name:	Cecil Kyte
	Title:	Chief Financial Officer (principal financial and accounting officer)

