Form 10-K
period 2016-12-31
RIGHTSCORP, INC.
filed 2017-04-14
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.7 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 28, 2017, there are 132,463,171 shares of common stock outstanding.

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

Overview

According to Netnames, 22% of all internet traffic is used for peer-to-peer filesharing, the great majority of which infringes on copyrights, while according to Sandivine, 27% of all US internet upload traffic is peer-to-peer filesharing, the majority of which infringes on copyrights. We believe that this means that every creator of music, movies, TV shows, books and software is faced with the reality that their work, their property and their content may end up being distributed on the internet against their wishes, to their economic detriment and without receiving compensation. We protect copyright holders’ rights by seeking to assure they get paid for their copyrighted IP. We offer and sell a service to copyright owners under which copyright owners retain us to identify infringements and collect settlement payments from Internet users who have infringed on their copyrights. With Rightscorp, content creators have the opportunity to get compensated for copyright infringement and enforce their rights.

Peer-to-peer content piracy continues to thrive and expand even as content creators face significant reductions in business and income. The amount of internet traffic used by peer-to-peer filesharing grew 18% from 674 Petabytes a month to 802 Petabytes a month from 2010 to 2013 (Sources: Cisco Visual Networking Index: Forecast and Methodology, 2010-2015; Cisco VNI: Forecast and Methodology, 2013 - 2018). One petabyte (PB) equals 1 million gigabytes (GB), which is the equivalent of 1.6 million CDs. Eight hundred Petabytes per month is the equivalent of 1.3 billion CDs per month. In 2013, Netnames found that the majority of peer-to-peer filesharing infringes on copyright, from 78.1% for music to 92.9% for television. Cisco forecasts that file sharing will grow 42% to 999 Petabytes per month by 2018. Rightscorp is tracking millions of US internet subscribers on the ISPs that do not forward Rightscorp notices. These millions of subscribers are repeatedly illegally distributing Rightscorp’s clients’ copyrights to users around the globe even after their ISPs have been sent millions of notices.

After we receive an order from a client, our software monitors the global P2P file sharing networks to detect illegally distributed digital media. The technology sends automated notices of the infringing activity to ISPs and the ISP forwards these notices, which contain settlement offers, to their infringing customers. The notice to ISPs and settlement offers identify the date, time, title of copyrighted intellectual property and other specific technology identifiers to confirm the infringement by the ISPs customer. Infringers who accept our settlement offers then remit payment to us for the copyright infringement and we share the payments with the copyright owners.

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

Dependence on Major Customers

For the year ended December 31, 2015, our contract with BMG Rights Management accounted for approximately 76% of our sales, and our contract with Warner Bros. Entertainment accounted for 13% of our sales. For the year ended December 31, 2016, our contract with Recording Industry Association of America accounted for approximately 44% of our sales, and our contract with BMG Rights Management accounted for 23% of our sales. Our standard contracts with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice.

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

In 2002, the Recording Industry Association of America (or RIAA), the trade group that represents the U.S. Music Industry, filed the first lawsuits against individuals who were suspected of illegally downloading music. By October 2008, RIAA had filed 30,000 lawsuits against individual downloaders. By February 2012, most of the 30,000 cases settled out of court for between $3,000 and $5,000, and two cases were tried. Jamie Thomas received a judgment for $1.5m for distributing 24 songs and Joel Tenenbaum received a judgment for $675,000 for downloading and distributing 31 songs.

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

Then, the BitTorrent website explains what happens next, including the encouragement to assist in distributing content:

“When BitTorrent finishes downloading a file, the bar becomes solid green and the newly downloaded file becomes a new ‘seed’ —a complete version of the file. It will continue to seed the file to other interested users until you tell it not to by pausing it or removing the torrent from your queue. The more clients that seed the file, the easier it is for everyone to download it. So, if you can, please continue to seed the file for others by keeping it in your queue for a while at least.”

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

In 2008, it was revealed that just one BitTorrent hosting/tracker site was making $4 million a year on advertising. The USC-Annenberg Innovation Lab released a study in January 2012 that found many Internet ad networks profiting from piracy with Google #2 in the list. We believe P2P continues for several reasons, including that:

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

The user who receives the notice reads that they could be liable for $150,000 in damages, but if they click on the link supplied, they can enter a credit card and they can settle the matter between them and the copyright owner for $30 per infringement. Repeat infringers are put on a list sent weekly to ISPs demanding that their service be terminated pursuant to 17 USC 512 (i). Once the user makes the settlement payment, they are removed from the list. If subscribers have had their service terminated, and have since settled their open infringement cases with us, their ISP is notified immediately so service can be restored.

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

We are penetrating the music, motion picture, and software industry through our extensive personal contacts, referral partners and industry conferences. Christopher Sabec, our president, has been a successful entertainment executive and artist manager. In the music space, previously we have attended conferences such as MIDEM, Musexpo, and the National Music Publishing Association’s Annual Meeting where we have an opportunity to meet with industry decision makers. For 2015 and 2016, we identified the top decision makers and gatekeepers in the music publishing, recorded music, motion picture, eBook publishing industries. We reach out to these decision makers directly or through referral partners who make introductions. In some cases these referral partners may receive some compensation.

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

Intellectual Property

We have 2 patents granted in Australia and Israel and 26 patent applications pending worldwide for our proprietary system of detecting and seeking settlement payments for repeat copyright infringers. The patent applications were filed between May 9, 2011 and January 12, 2016. The 26 patent applications include 5 U.S. patent applications, with each such patent application’s respective status before the U.S. Patent & Trademark Office (USPTO) detailed below, and 21 patent applications in countries such as Australia, Brazil, Canada, China, India, Israel, Japan, and the European Union. Should the European Patent Office grant a patent on one or more of the European patent applications, then the patent may be validated in one or more of the 27 European Union member states. The 5 US patent applications include patent applications 13/485,178, 14/945,551, 13/594,596 and 14/993,902, which contain the methods for identifying repeat infringers that we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the peer-to-peer (P2P) space. In addition, the 5 U.S. patent applications also include U.S. Patent application 13/103,795 which includes methods for using peer-to-peer infringement data to sell legitimate products to infringers. The Australian patent, no. 2012236069, and Israeli patent, no. 229661, also contain a method for identifying repeat infringers that we believe will create a significant barrier to entry for anyone attempting to market a scalable copyright monetization system in the Australian P2P space. The Australian patent expires on April 2, 2032, and the Israeli patent expires on May 31, 2032.

Country	Status	Application Number	Filing Date	Title	Action Status

US	Pending	13/103,795	May 9, 2011	System and Method for Determining Copyright Infringement and Collecting Royalties Therefor	This application currently stands rejected by the USPTO. Applicant will submit a response to the USPTO’s rejection. .

US	Published	13/485,178	May 31, 2012	System to Identify Multiple Copyright Infringements and Collecting Royalties	This application currently stands rejected by the USPTO. Applicant will submit a response to the USPTO .

US	Published	13/594,596	August 24, 2012	System to Identify Multiple Copyright Infringements	This application currently stands rejected by the USPTO. The rejection is a Final Rejection*. Applicant wills submit a response with a Request for Continued Examination to the Final Rejection* in an attempt to overcome the USPTO’s rejections.

US	Published	14/945,551	November 19, 2015	System to Identify a Computer on a Network	Previously filed provisional application 62/082,789 was converted to a nonprovisional application and filed to secure an effective filing date of November 21, 2014 for the subject matter disclosed by the patent application.

US	Pending	14/993,902	January 12, 2016	System and Method to Verify Predetermined Actions by a Computer on a Network	Previously filed provisional application 62/102,354 was converted to a nonprovisional application and filed to secure an effective filing date of January 12, 2015 for the subject matter disclosed by the patent application.

*Final Rejection – a USPTO office action made by the examiner where the applicant is entitled to file an appeal to the PTAB or make a request for continued examination with, or without, amendment for consideration by the examiner.

**Non-Final Rejection – a USPTO Office action made by the examiner where the applicant is entitled to reply and request reconsideration, with or without making an amendment.

We have registered trademarks for Rightscorp (U.S. Trademark Registration Nos. 4681891 and 4681885) and plan to register a trademark for Scalable Copyright.

Our software is copyrighted and contains trade secrets.

Of the patent applications listed in the table above, the US versions of the applications filed on May 31, 2012, November 19, 2015 and January 12, 2016, are of greater importance to us than the others. We believe that the patent applications were rejected by the USPTO on invalid grounds and that the responses currently being prepared will ultimately succeed. However, we cannot assure you that we will in fact be proven correct in our belief. If these three applications are not successfully granted into patents, our business could be materially and adversely affected, as more fully described under the risk factor appearing under the heading “Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us” above.

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

We are seeking to build and maintain our competitive advantage in the following four ways:

●	First, we build and maintain competitive advantage by being first to market in the U.S. and by aggressively closing contracts to represent copyrighted intellectual property;

●	Second, we will maintain our advantage by building on our relationships with the ISPs. We will attend and speak at strategic trade shows to develop greater awareness of the ISPs’ liability and our no-cost solution to help them mitigate that liability. We will educate industry analysts who follow the ISPs that are public companies as to the significant liability that ISPs have;

●	Third, we have filed 28 full and provisional patents; and

●	Fourth, by developing a reputation of being a quality solution provider with copyright holders, developers of copyrighted intellectual property and ISPs we will develop and maintain a leadership position as a leading service provider.

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

Employees

As of March 22, 2017, we had 11 employees, 8 of whom are full time.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. For the year ended December 31, 2016, we incurred a net loss of $1,355,747 and used cash in operating activities of $807,530, and at December 31, 2016, we had a stockholders’ deficiency of $2,092,060. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise, and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowings and the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case or equity financing.

We will need significant additional capital, which we may be unable to obtain.

We expect that we will need to obtain additional financing over time to fund operations. Our management cannot predict the extent to which we will require additional financing, and can provide no assurance that additional financing will be available on favorable terms or at all. The rights of the holders of any debt or equity that may be issued in the future could be senior to the rights of common shareholders, and any future issuance of equity could result in the dilution of our common shareholders’ proportionate equity interests in our company. Failure to obtain financing or an inability to obtain financing on unattractive terms could have a material adverse effect on our business, prospects, results of operation and financial condition.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management, particularly Christopher Sabec, Rightscorp Delaware’s founder, and Cecil Kyte, our chief executive officer, could significantly delay or prevent the achievement of our strategic objectives. The loss of the services of senior management for any reason could adversely affect our business, prospects, financial condition and results of operations.

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. In particular, we have twenty-six patent applications pending worldwide for our system of identifying and collecting settlement payments for repeat copyright infringements. Even if our pending patents are granted, we cannot assure you that we will be able to control all of the rights for all of our intellectual property. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Steps that we have taken to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We derived approximately 77% of our revenues from a contract with one customer during the year ended December 31, 2015. For the year ended December 31, 2015, we derived approximately 90% of our revenues from contracts with two customers. We derived approximately 44% of our revenues from a contract with one customer during the year ended December 31, 2016. For the year ended December 31, 2016, we derived approximately 67% of our revenues from contracts with two customers. Our standard contract, which is entitled a Representation Agreement, with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice. If any of our major customers were to terminate their business relationships with us, our operating results would be materially harmed.

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

Risks Related to the Securities Markets and Ownership of our Equity Securities

Our common stock is thinly traded, so shareholders may be unable to sell at or near ask prices or at all.

Our common stock has historically been sporadically traded on the OTCQB, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We can provide no assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for the common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of revenue, which could lead to wide fluctuations in our share price.

The market for our shares of common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares are sporadically traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to, among other matters, our limited operating history and lack of significant revenue or profit to date. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the securities of a seasoned issuer.

Our common stock is considered a “penny stock” and shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because we became public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.

Our issuance of common stock upon exercise of warrants may depress the price of our common stock.

As of March 14, 2017, there were outstanding presently exercisable warrants entitling the holders to purchase 45,310,140 shares of common stock at a weighted average exercise price of $0.09 per share. The issuance of shares of common stock upon exercise of outstanding warrants, could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Our issuance of additional shares of common stock, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights.

We are entitled under our articles of incorporation to issue up to 250,000,000 shares of common stock. We have issued and outstanding, as of March 28, 2017, 132,463,171 shares of common stock. In addition, we are entitled under our articles of incorporation to issue up to 10,000,000 shares of “blank check” preferred stock, none of which is presently issued or outstanding. Our board may generally issue shares of common stock, preferred stock or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. Such issuances would result in dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us .

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

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a shareholder’s investment will only occur if the common stock price appreciates.

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. On June 24, 2016, the Court issued an order granting plaintiff’s motion for preliminary approval of class action settlement. On August 1, 2016, notice was sent to the class. A hearing regarding final approval of the settlement was held November 14, 2016 and the settlement was approved. The Company recorded a reserve for the estimated settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000. On January 7, 2017, BMG Rights Management (US) LLC advanced us $200,000, which was used to pay off the settlement.

WINDSTREAM SERVICES, LLC Plaintiff V. BMG RIGHTS MANAGEMENT (US) LLC, et al. Defendant, S.D. NY. (Original Complaint Filed June 27, 2016).

Nature of Matter: This matter was a Civil action seeking declaratory relief under 17 U.S.C. §§ 101, et seq. and 28 U.S.C. §§ 2201, et seq. Rightscorp was named as an additional Defendant in this matter. Plaintiff sought declaratory relief that it is not liable for the copyright infringements of its customers.

Progress of Matter to Date: Company waived service of process on July 6, 2016.

Evaluation: The case has been settled.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Information

Our common stock is quoted on the OTCQB under the symbol “RIHT.” There has been limited reported trading to date in our common stock. The following table sets forth, for the periods indicated, the range of high and low intraday bid price per share of our common stock. Our shares began trading on July 17, 2013. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

	High	Low
Fiscal Year 2015
First Quarter	$0.18	$0.07
Second Quarter	$0.23	$0.05
Third Quarter	$0.23	$0.09
Fourth Quarter	$0.13	$0.07
Fiscal Year 2016
First Quarter	$0.09	$0.06
Second Quarter	$0.08	$0.03
Third Quarter	$0.06	$0.04
Fourth Quarter	$0.05	$0.02

As of March 28, 2017, we had approximately 107 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016, the Company issued 276,218 shares of common stock upon exercise of warrants for gross proceeds of $3,763.

During the three months ended December 31, 2016, the Company issued 3,291,639 shares of common stock for services rendered in amount of $100,000.

During the three months ended December 31, 2016, the Company issued warrants to purchase 500,000 shares of common stock with an exercise price of $0.02 as additional consideration to the purchaser of a promissory note in the amount of $50,000. These warrants have a term of one year.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	579,988	0.27	170,012
Total	579,988	0.27	170,012

ITEM 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Recent Developments

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue

We generated copyright settlement revenues of $392,971 during the year ended December 31, 2016, a decrease of $439,244 or 53% as compared to $832,215 for the year ended December 31, 2015. Management believes that the decrease in revenues was due to: a) changes in the filesharing software intended to defeat detection of copyrights being illegally distributed, b) reduced forwarding of our notices by ISPs and c) termination of certain filesharing network infrastructure.

During the year ended December 31, 2016, we generated revenues of $385,244 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on their respective owned properties. During the year ended December 31, 2015, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the year ended December 31, 2016 we accrued $214,653 due to copyright holders. For the year ended December 31, 2015 we accrued $439,724 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $3,376 for the year ended December 31, 2016 compared to $216,274 for the year ended December 31, 2015, a decrease of $212,898. This decrease was primarily due to 1,700,000 warrants with a fair value of $130,562 issued for sales and marketing services during the year ended December 31, 2015.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Legal fees related to various matters as discussed further in Part II, Item 1, Legal Proceedings totaled $319,405 for the year ended December 31, 2016, compared to $939,303 for the year ended December 31, 2015. Consulting expenses for the year ended December 31, 2016, were $3,979, compared to $499,375 for the year ended December 31, 2015, a decrease of $495,396. Total wage and related expenses for the year ended December 31, 2016 were $1,403,663, of which $443,846 were non-cash charges related to the issuance and vesting of options and warrants issued for services. The total decrease in general and administrative expenses was $2,075,270 over the year ended December 31, 2015. Our total general and administrative expenses for the year ended December 31, 2016 were $2,423,249.

Loss on Settlement

For the year ended December 31, 2015 the Company recorded a reserve for the estimated settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000. The Company had no such settlement for the year ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expenses were $88,407 during the year ended December 31, 2016, a decrease of $26,245, as compared to $114,652 for the year ended December 31, 2015.

Interest expense

Interest expense totaled $31,637 during the year ended December 31, 2016, compared to $6,270 in the year ended December 31, 2015.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $627,360 during the year ended December 31, 2016, compared to $1,208,657 for the year ended December 31, 2015.

Net loss

As a result of the foregoing, during the year ended December 31, 2016, we recorded a net loss of ($1,355,747) compared to a net loss of ($3,434,567) for the year ended December 31, 2015.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, during the year ended December 31, 2016, the Company incurred a net loss of $1,355,747, used cash in operations of $807,530, and at December 31, 2016, the Company had a stockholders’ deficit of $2,092,060. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2016, the Company had cash of $5,047. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of an equity financing.

Operating Activities

During the year ended December 31, 2016, we used $807,530 of cash in operating activities. Non-cash adjustments included $88,407 related to depreciation and amortization, $443,846 for stock based compensation, $627,360 related to change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $543,324.

During the year ended December 31, 2015, we used $2,495,900 of cash in operating activities. Non-cash adjustments included $114,652 related to depreciation and amortization, $759,560 for stock based compensation, $1,208,657 related to change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $889,413.

Financing Activities

During the year ended December 31, 2016, we received $619,563 of cash from financing activities, including $500,000 in proceeds from issuance of common stock, $50,000 in proceeds from issuance of note payable, and $69,563 in proceeds from exercise of warrants for cash.

During the year ended December 31, 2015, we received $1,022,000 of cash from financing activities. We received $1,032,000 in proceeds from issuance of common stock. We used $10,000 to repay convertible notes.

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

Revenue

Copyright settlement revenue

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a fee from an infringer which acts as a settlement of the infringement liability. Generally, the Company has agreed to remit 50% of such collections to the copyright holder. The Company also provides services to copyright holders. Service fee revenue is recognized when the service has been provided.

Consulting revenue

Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

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

Recent Accounting Pronouncements

See Footnote 2 of the consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RIGHTSCORP, INC.

December 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rightscorp, Inc. and Subsidiary

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Rightscorp, Inc. (the “Company”) and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, change’s in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rightscorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has used cash to fund operating activities since inception, and has a stockholders’ deficit as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 14, 2017

Rightscorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Assets
Cash	$5,047	$193,014
Prepaid expenses	65,073	100,230
Total Current Assets	70,120	293,244
Other Assets
Fixed assets, net	54,113	142,520
Total Assets	$124,233	$435,764

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,885,977	$1,407,864
Note payable	50,000	-
Derivative liabilities	280,316	1,210,430
Total Current Liabilities	2,216,293	2,618,294

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 127,463,171 and 107,215,314 shares issued and outstanding, respectively	127,463	107,215
Additional paid in capital	9,664,168	8,238,199
Accumulated deficit	(11,883,691)	(10,527,944)
Total stockholders’ deficit	(2,092,060)	(2,182,530)
Total Liabilities and Stockholders’ Deficit	$124,233	$435,764

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Revenue
Copyright settlement revenue	$392,971	$832,215
Consulting revenue	385,244	-
Total revenue	778,215	832,215

Operating expenses:
Copyright holder fees	214,653	439,724
Sales and marketing	3,376	216,274
General and administrative	2,423,249	4,498,519
Loss on settlements	-	200,000
Depreciation and amortization	88,407	114,652
Total operating expenses	2,729,685	5,469,169

Loss from operations	(1,951,470)	(4,636,954)

Other income (expenses):
Interest expense	(31,637)	(6,270)
Change in fair value of derivative liabilities	627,360	1,208,657
Total other income (expenses)	595,723	1,202,387

Net loss	$(1,355,747)	$(3,434,567)

Net loss per share – basic and diluted	$(0.01)	$(0.04)

Weighted average common shares – basic and diluted	120,430,719	94,120,902

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Stock to be	Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	issued	Capital	Deficit	Deficit
Balance at January 1, 2015	89,896,421	$89,896	$50,000	$6,030,259	$(7,093,377)	$(923,222)
Fair value of stock-based compensation	-	-	-	433,699	-	433,699
Fair value of shares issued for services	6,450,000	6,450	-	753,110	-	759,560
Shares issued for cash	10,320,000	10,320	-	1,021,680	-	1,032,000
Shares issued upon exercise of warrants	548,893	549	-	(549)	-	-
Cancellation of Common stock to be issued	-	-	(50,000)	-	-	(50,000)
Net loss	-	-	-	-	(3,434,567)	(3,434,567)
Balance at December 31, 2015	107,215,314	107,215	-	8,238,199	(10,527,944)	(2,182,530)
Fair value of stock-based compensation	-	-	-	443,846	-	443,846
Fair value of shares issued for services	3,291,639	3,292	-	96,708	-	100,000
Shares issued for cash	10,000,000	10,000		490,000	-	500,000
Shares issued upon exercise of warrants	6,956,218	6,956	-	62,607	-	69,563
Fair value of warrants issued with convertible note payable	-	-	-	30,054	-	30,054
Extinguishment of derivative liability	-	-	-	302,754	-	302,754
Net loss	-	-	-	-	(1,355,747)	(1,440,613)
Balance at December 31, 2016	127,463,171	$127,463	$-	$9,664,168	$(11,883,691)	$(2,092,060)

See accompanying notes

Rightscorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,355,747)	$(3,434,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	88,407	114,652
Fair value of shares issued for services	100,000	759,560
Fair value of stock-based compensation	443,846	433,699
Fair value of warrants issued with convertible note payable	30,054	-
Change in fair value of derivative liabilities	(627,360)	(1,208,657)
Cancellation of common stock to be issued	-	(50,000)
Prepaid expense	35,157	90,116
Accounts payable and accrued liabilities	478,113	799,297
Net cash used in operating activities	(807,530)	(2,495,900)

Cash Flows from Financing Activities
Repayment of convertible notes	-	(10,000)
Proceeds from issuance of common stock	500,000	1,032,000
Proceeds from issuance of convertible note payable	50,000	-
Proceeds from the exercise of warrants	69,563	-
Net cash provided by financing activities	619,563	1,022,000

Net decrease in cash	(187,967)	(1,473,900)

Cash, beginning of period	193,014	1,666,914

Cash, end of period	$5,047	$193,014

Non-cash Investing and financing activities:
Extinguishment of derivative liability recorded as capital contribution	$302,754	-

See accompanying notes

Rightscorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

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

Note 2 – Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2016, the Company incurred a net loss of $1,355,747, and used cash in operations of $807,530, and at December 31, 2016, the Company had a stockholders’ deficit of $2,092,060. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2016, the Company had cash of $5,047. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

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

Cash and Cash Equivalents

The Company considers all cash, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015 the Company had no cash equivalents.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2016 and 2015, the Company did not recognize any impairments for its property and equipment.

Revenues

Copyright settlement revenue

The Company provides a service to copyright owners under which copyright owners retain the Company to identify and collect settlement payments from Internet users who have infringed on their copyrights. Revenue is recognized when the Company collects a fee from an infringer which acts as a settlement of the infringement liability. Generally, the Company has agreed to remit 50% of such collections to the copyright holder. The Company also provides services to copyright holders. Service fee revenue is recognized when the service has been provided.

Consulting revenue

Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Dependence on Major Customers

For the year ended December 31, 2015, our contract with BMG Rights Management accounted for approximately 76% of our sales, and our contract with Warner Bros. Entertainment accounted for 13% of our sales. For the year ended December 31, 2016, our contract with Recording Industry Association of America accounted for approximately 44% of our sales, and our contract with BMG Rights Management accounted for 23% of our sales. Our standard contracts with customers are for initial terms which vary in length, typically between three months and one year, and renewals are at the discretion of the parties, or in some cases renew automatically in one month increments, subject to the right of either party to terminate upon 30 days’ notice.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of December 31, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

Derivative liabilities of $280,316 and $1,210,430 were valued using Level 2 inputs as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016 and 2015, the dilutive impact of outstanding stock options for 900,000 and 970,000 shares, respectively, and outstanding warrants for 46,958,072 and 35,310,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018. NOTE: Add a description of the method the registrant expects to use (i.e. full retrospective or modified retrospective) if determined.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosure

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Fixed Assets

As of December 31, 2016 and December 31, 2015, fixed assets consisted of the following:

	December 31, 2016	December 31, 2015
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(258,643)	(170,236)
Fixed assets, net	$54,113	$142,520

Depreciation and amortization expense for the year ended December 31, 2016 and December 31, 2015 was $88,407 and $114,652, respectively.

Note 4 – Accounts Payable and Accrued Liabilities

As of December 31, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$862,860	$683,488
Due to copyright holders	601,421	414,688
Accrued settlement	200,000	200,000
Accrued payroll	180,894	62,908
Insurance premium financing payable	40,802	46,780
Total	$1,885,977	$1,407,864

In November 2014, the Company was named as defendant in a class action complaint (see John Blaha v. Rightscorp, Inc in Note 10). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015 and 2016, has accrued a settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000. The $200,000 settlement was paid on January 7, 2017, and the insurance company paid $250,000 on January 7, 2017 (see Note 11).

Note 5 - Notes Payable

During the year ended December 31, 2016, a third-party shareholder loaned the Company $50,000 for working capital purposes. The $50,000 is due on demand, unsecured, and interest is at 4% per year. In addition, the note holder received warrants to purchase 500,000 shares of common stock. The warrants are exercisable at $0.02 per share, have a term of three years, and were 100% vested upon issuance. As a result, the Company recorded a note discount of $16,691 to account for the relative fair value of the warrants. As the note payable is due on demand, the note discount was expensed immediately.

During the year ended December 31, 2016, the Company issued additional warrants to purchase 500,000 shares of common stock to the note holder. The warrants are exercisable at $0.02 per share, have a term of one year, and were 100% vested upon issuance. The Company determined that the fair value of the warrants was $13,363 which was expensed immediately.

Note 6 – Derivative Liabilities

In September 2014, the Company issued warrants exercisable into 17,892,000 shares of common stock in relation to the sale of 11,928,000 shares of its common stock. The warrants had a term of five years and an exercise price of $0.25 per share, subject to adjustment, as defined, if the Company issues securities at a price lower than the exercise price of these warrants in the future (see Note 7). At December 31, 2015, 15,792,000 of these warrants were outstanding. During the year ended December 31, 2016, 6,580,000 of these warrants were exercised, and at December 31, 2016, 9,212,000 of these warrants were outstanding.

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

At December 31, 2015, the fair value of the derivative liabilities was $1,210,430. During the year ended December 31, 2016, 6,580,000 warrants accounted for as derivative liabilities were exercised and as such their corresponding fair value at the exercise date of $302,754 was extinguished from the derivative liabilities balance. During the year ended December 31, 2016, the fair value of the derivative liabilities decreased by $627,360, and at December 31, 2016, the fair value of the derivative liabilities was $280,316.

At December 31, 2016 and 2015, the fair value of the derivative liabilities were determined through use of a probability-weighted Black-Scholes-Merton valuation model based on the following assumptions:

	December 31, 2016	December 31, 2015
Expected volatility	172%	274%
Risk-free interest rate	1.47%	1.0%
Expected dividend yield	0%	0%
Expected life	2.7 years	4.5 years

To estimate the expected volatility, the Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the warrants. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 7 – Common Stock

During the year ended December 31, 2016, the Company sold units to accredited investors for an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000. The warrants have a term of three years and an exercise price of $0.10 per share.

During the year ended December 31, 2016, the Company issued 6,956,218 shares of its common stock upon the exercise of 6,680,000 warrants issued in connection with the sale of common stock in 2014, and the exercise of 276,218 warrants issued for services in 2012 and 2013. The total proceeds from the exercise of the warrants was $69,563.

During the year ended December 31, 2015, the Company entered into securities purchase agreements with 11 accredited investors pursuant to which the Company sold an aggregate of 10,320,000 shares of common stock for $0.10 per share and warrants to purchase 10,320,000 shares of common stock for total proceeds of $1,032,000. The warrants have an exercise price of $0.15 per share and have a term of three years.

During the year ended December 31, 2015, the Company issued 6,450,000 shares of its common stock with a fair value of $759,560 to employees and consultants for services rendered. The shares were valued at market prices, which ranged from $0.09 per share to $0.15 per share, on the date the shares were granted.

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

During the years ended December 31, 2016 and 2015, the Company recorded compensation costs of $38,614 and $84,589, respectively, relating to the vesting of stock options. As of December 31, 2016, the aggregate value of unvested options was $3,303, which will be amortized through June, 2017.

The stock option activity for the year ended December 31, 2016 and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2015	360,000	$0.38	9.64
Granted	970,000	0.17	5.99
Exercised	-	-	-
Forfeited/expired	(360,000)	0.28	8.88
Balance outstanding, December 31, 2015	970,000	0.17	6.71
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(70,000)	0.25	-
Balance outstanding, December 31, 2016	900,000	$0.17	4.67
Exercisable, December 31, 2016	106,664	$0.25	8.13

At December 31, 2016, the Company’s outstanding and exercisable options had no intrinsic value. On January 4, 2017, 750,000 of the options outstanding at December 31, 2016 were cancelled.

Warrants

During the year ended December 31, 2016, the Company issued warrants exercisable into 19,000,000 shares of common stock. Warrants exercisable into 10,000,000 shares of common stock were issued with 10,000,000 shares of common stock (see Note 7) and warrants exercisable into 1,000,000 shares of common stock were issued to a note holder (see Note 5).

In addition, the Company issued warrants for services to purchase 8,000,000 shares of common stock, exercisable at $0.15 per share, with a term of three years, and 100% vested upon issuance. The Company determined that the award is a certainty and the service performance and its future benefit were not assured, and so the fair value of the 8,000,000 warrants calculated to be $330,210 was expensed immediately.

During the year ended December 31, 2016, the Company recorded compensation costs of $75,022 relating to the vesting of other stock warrants.

During the year ended December 31, 2015, the Company granted warrants to purchase 4,850,000 shares of common stock with exercise prices ranging from $0.15 to $0.25 per share to employees of the Company and consultants. In September 2015, in conjunction with the issuance of shares of the Company’s common stock to accredited investors, the Company issued warrants exercisable into 10,320,000 shares of common stock. The warrants have a term of three years and an exercise price of $0.15 per share. During the year ended December 31, 2015, the Company recorded compensation costs of $349,110 relating to the vesting of other stock warrants

For the years ending December 31, 2016 and 2015, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	December 31, 2016	December 31, 2015
Expected volatility	121%	134% to 144%
Risk-free interest rate	1.08%	1.2% to 1.5%
Expected dividend yield	0%	0%
Expected life	3 years	3 to 5 years

To estimate the expected volatility, the Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the warrants. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

As of December 31, 2016, the aggregate value of unvested warrants was $10,191, which will be amortized through June, 2017.

A summary of the Company’s warrant activity during the year ended December 31, 2016 and 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2015	22,450,140	$0.26	4.03
Granted	15,170,000	0.17	3.07
Exercised	(600,000)	0.01	-
Forfeited/expired	(1,710,000)	0.75	-
Balance outstanding, December 31, 2015	35,310,140	0.09	3.21
Granted	19,000,000	0.12	2.12
Exercised	(6,956,218)	0.01	2,65
Forfeited/expired	(395,850)	0.09	-
Balance outstanding, December 31, 2016	46,958,072	$0.11	2.13
Exercisable, December 31, 2016	46,458,072	$0.11	4,25

At December 31, 2016, the Company’s outstanding and exercisable warrants had an intrinsic value of $225,897.

Note 9 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are summarized below.

	2016	2015

Net operating loss carryforward	$3,837,00	$3,300,000
Stock-based compensation	216,000	417,000
Total deferred tax assets	4,053,000	3,717,000
Valuation allowance	(4,053,000)	(3,717,000)
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016 and 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2016 and 2015 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2016 and 2015.

	2016	2015
U.S federal statutory income tax	(34.00)%	(34.00)%
State tax, net of federal tax benefit	(5.80)%	(5.80)%
Change in valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

At December 31, 2016, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $8.8 million and $8.3 million, respectively, which, if not utilized earlier, expire through 2036.

Note 10 – Commitments & Contingencies

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

Following the dismissal of Plaintiff’s Abuse of Process claim, the parties agreed to mediate the dispute and reached a settlement in principal. On June 24, 2016, the Court issued an order granting plaintiff’s motion for preliminary approval of class action settlement. On August 1, 2016, notice was sent to the class. A hearing regarding final approval of the settlement was held November 14, 2016 and the settlement was approved. The Company has recorded a reserve for the estimated settlement of $200,000 related to this, which is net of expected insurance proceeds of $250,000.

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

Progress of Matter to Date: Company waived service of process on July 6, 2016. A pre-trial conference has yet to be scheduled. The Company believes the case is without merit. This matter has been settled.

Note 11 – Subsequent Event

On January 7, 2017, BMG Rights Management (US) LLC advanced us $200,000, which was used to pay off the settlement (see John Blaha v. Rightscorp, Inc in Note 10).

On March 18, 2017, the Company entered into an employment agreement with Cecil Kyte, the Company’s chief executive officer. Upon execution of the employment agreement, the Company issued 5,000,000 shares of common stock, and 10-year options to purchase 5,000,000 shares of common stock at an exercise price of $0.05, 1,000,000 of which will vest immediately, and the remaining 4,000,000 of which will vest monthly in 48 equal monthly installments (each of 83,333 options) commencing on February 14, 2018.

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

Management’s Report on Internal Control over Financial Reporting .

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

We have identified the following factors that have led management to determine that material weaknesses exist in our internal control over financial reporting as of December 31, 2016:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Cecil Bond Kyte	46	Chief Executive Officer (1), Chairman of the Board of Directors, Chief Financial Officer
Christopher Sabec	52	President (1) and Director

(1)	On February 14, 2017 Cecil Bond Kyte was appointed as our Chief Executive Officer, and Christopher Sabec, formerly our Chief Executive Officer, became our President.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Cecil Bond Kyte

Mr. Kyte has served as the Company’s Chief Financial Officer since October 2016 and Chairman of the Company’s board of directors since December 2015. On February 14, 2017, he was appointed as our Chief Executive Officer. From 2007 to 2013, Mr. Kyte served as CEO and Chairman of Save The World Air, Inc., a California based publicly traded energy technology company. Under his stewardship, that company grew from roughly $10 million in market capitalization in 2007 to an excess of $350 million by 2013 and accessed roughly $40 million in equity based capital. Additionally, having been a pilot for 30 years Mr. Kyte has served as an airline captain and flight instructor whom is recognized and included in the prestigious FAA Airmen Certification database. This database recognizes pilots who have met or exceeded the high educational, licensing and medical standards established by the Federal Aviation Administration. Mr. Kyte also holds a Bachelor of Science Degree in Business Administration with emphasis in Accounting from CSULB.

Christopher Sabec

Mr. Sabec is a cofounder of Rightscorp Delaware and served as its Chief Executive Officer since January 2011 (inception) until February 14, 2017, at which time he was named our President. He remains a member of our board of directors. From November of 2009 through December 2010, he served as a consultant for Pay Artists. From February to August of 2009, Mr. Sabec was the CEO of Plushy Feely Corp. In addition, he managed multiplatinum Hanson, helped launch Dave Matthews Band and licensed major label catalogues for online distribution. Mr. Sabec’s experience as Rightscorp Delaware’s founder and chief executive officer qualifies him to serve on our board of directors. Mr. Sabec is an experienced entertainment industry executive, entrepreneur and attorney with more than 26 years of business management experience, 24 years of global entertainment industry experience, and 16 years digital media experience.

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

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach. We have not adopted a policy on whether the Chief Executive Officer and Chairman positions should be separate. Currently, Mr. Kyte serves as our Chief Executive Officer and as our Chairman.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation.

The following table sets forth all compensation paid in respect of our principal executive officer and principal financial officer for the years ended December 31, 2016 and 2015. No other officer of the Company compensation in excess of $100,000 for either of the Company’s last two completed fiscal years.

EXECUTIVE COMPENSATION

Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Sabec	2016	120,963		-	-		-		-	-	120,963
Chief Executive Officer	2015	156,250	(1)	-	-		-		-	-	156,250
Cecil Bond Kyte	2016	71,731		-	-		-		-	-	71,731
Chief Financial Officer	2015	49,053		2,040	236,000	(4)	352,198	(6)	-	-	639,291
Robert Michael Reveley	2016	27,108		-	-		-		-	-	27,108
Former Chief Financial Officer	2015	19,692		-	22,500	(3)	63,791	(5)	-	-	105,983
Robert Steele	2016	66,463		-	-		-		-	-	66,463
Former Chief Financial Officer	2015	157,140	(2)	-	-		-		-	-	157,140

(1)	Includes annual salary of $150,000, repayment of accrued salary of $6,250.

(2)	Includes annual salary of $150,000, repayment of accrued salary of $7,140.

(3)	Includes 250,000 shares of common stock granted on December 21, 2015.

(4)	Includes 2,000,000 shares of common stock granted on June 1, 2015.

(5)	Includes 750,000 options granted on December 21, 2015.

(6)	Includes 3,000,000 warrants granted on June 1, 2015.

Employment Agreements

On March 18, 2017, the Company entered into an employment agreement with Cecil Kyte, the Company’s chief executive officer. Under the employment agreement, Mr. Kyte will serve as the Company’s chief executive officer for a term of three years (the “Initial Term”) from Mr. Kyte’s appointment effective February 14, 2017 (the “Effective Date”), which term will renew automatically for successive one-year terms (each, a “Renewal Term”) unless terminated in accordance therewith. The Company will pay Mr. Kyte an annual base salary of $150,000, except that, (i) the base salary will increase from $150,000 to $250,000, effective upon the Company’s achievement of $100,000 in gross monthly revenue for three consecutive months, (ii) the base salary will increase to $350,000 upon the Company achieving $2,500,000 in gross revenue in any one year period commencing on the Effective Date, and (iii) effective upon the Company’s receipt of an aggregate of $10,000,000 in cumulative gross revenue, the base salary will increase to $500,000. The Company also agreed to pay Mr. Kyte a signing bonus of $50,000 and to issue to Mr. Kyte, upon execution of the employment agreement, 5,000,000 shares of common stock, and 10-year options to purchase 5,000,000 shares of common stock at an exercise price of $0.05, 1,000,000 of which will vest immediately, and the remaining 4,000,000 of which will vest monthly in 48 equal monthly installments (each of 83,333 options) commencing on February 14, 2018. If the Company terminates the employment agreement without Cause (as defined in the employment agreement), Mr. Kyte terminates the employment agreement for Good Reason (as defined in the employment agreement), or the Company fails to renew the employment agreement, Mr. Kyte will be entitled to receive a payment equal to the greater of (i) six months of the base salary, and (ii) (a) the base salary payable for the remainder of the Initial Term (in the event such termination occurs during the Initial Term, or (b) the base salary payable for the remainder of the Renewal Term (in the event such termination occurs during a Renewal Term).

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of our company. Except for our employment agreement with Cecil Kyte as described above, we currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Under Mr. Kyte’s employment agreement, in the event his employment agreement his terminated by the Company without cause within 12 months following a change in control (as defined in the employment agreement), he will be entitled to payment equal to three years of his base salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2016.

Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Robert Michael Reveley	250,000	500,000	-	0.15	12/21/20

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2016 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cecil Kyte	-	-	-	-	-	-	-

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned based on 132,463,171 issued and outstanding shares of common stock filing as of March 28, 2017 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of March 28, 2017, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 132,463,171 shares of common stock issued and outstanding stock as March 28, 2017

Name and address	Shares of Common Stock	Percentage of Common Stock
Directors and Officers (1):
Christopher Sabec (2)	10,875,000	8.2%
Cecil Bond Kyte (3)	13,000,000	9.3%
All Officers and Directors as a Group (2 persons)	23,875,000	17.0%

5% or Greater Beneficial Owners
AIGH Investment Partners, L. P. (4)	8,300,000	6.3%
Orin Hirschman (4)(5)	11,647,500	8.7%
Drake Private Investments LLC (6)	28,000,000	19.1%

(1) The address for each of the officer and directors is c/o Rightscorp, Inc., at 3100 Donald Douglas Loop North, Santa Monica, CA 90405.

(2) Represents shares held by Christopher Sabec Revocable Trust dated February 17, 2011.

(3) Includes 8,000,000 shares issuable upon exercise of warrants.

(4) Based on Schedule 13G/A filed February 14, 2017. Mr. Orin Hirschman is the Managing Member of AIGH Investment Partners, L. P.’s general partner.

(5) Based on Schedule 13G/A filed February 14, 2017. Includes 8,300,000 shares of common stock held by AIGH Investment Partners, L.P. and 2,097,500 shares of common stock and 1,250,000 shares of common stock underlying warrants held by AIGH investment Partners, LLC.

(6) Includes 14,000,000 shares of common stock and 14,000,000 warrants to purchase common stock.

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

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2016 and December 31, 2015 for professional services rendered by Haynie & Company and Weinberg & Company, P.A., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$65,847	$ 77,000	(1)
Tax Fees	2,840	3,500	(2)
All Other Fees	-	-
Total	$68,687	$80,500

(1)	Includes $28,000 for audit services for HJ Associates & Consultants, LLP, $4,000 for Haynie & Company, and $45,000 for Weinberg & Company, P.A.

(2)	Includes $3,500 for tax services for HJ Associates & Consultants, LLP.

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing and reviewing our company’s financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit and review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 25, 2013, among Rightscorp, Inc., Rightscorp Merger Acquisition Sub, Inc. and Rightscorp Delaware, Inc. (Incorporated by reference from the Annual Report on Form 10-K filed with the SEC on October 28, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2013)

3.2	Bylaws of the Company (incorporated by reference to the Company’s S-1 Registration Statement filed on December 30, 2010)

4.1	Form of Warrant (Incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 28, 2013)

4.2	Form of Warrant under the Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.1	Unit Purchase Agreement dated September 24, 2014 (Incorporated by reference from Current Report on Form 8-K filed with the SEC on September 30, 2014)

10.2	Form of Representation Agreement (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.3	Representation Agreement by and between the Company and BMG Rights Management (US) LLC dated as of December 1, 2011 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.4	Representation Agreement by and between the Company and Warner Bros. Entertainment Inc. dated as of March 18, 2013 (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.5	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed with the SEC on October 7, 2015)
10.6	Form of Warrant (incorporated by reference to 8-K filed with the SEC on October 7, 2015)
10.7	First Amendment to Representation Agreement between the Company and BMG Rights Management (US) LLC (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.8	Representation Agreement, dated June 18, 2013, between the Company and Warner Bros. Entertainment (Incorporated by reference from the Registration Statement on Form S-1/A filed with the SEC on February 16, 2016)

10.9	Form of Securities Purchase Agreement (incorporated by reference from 8-K filed with the SEC on February 26, 2016)

10.10	Form of Warrant (incorporated by reference from 8-K filed with the SEC on February 26, 2016)

10.11	Employment Agreement between the Company and Cecil Kyte (incorporated by reference to 8-K filed March 21, 2017)

21.1	Subsidiaries of Rightscorp, Inc. (Incorporated by reference from the Registration Statement on Form S-1 filed with the SEC on November 7, 2014)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: April 14, 2017	By:	/s/ Cecil Kyte
	Name:	Cecil Kyte
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Christopher Sabec	Director	April 14, 2017
Christopher Sabec

/s/ Cecil Kyte	Chief Executive Officer and Chief Financial Officer	April 14, 2017
Cecil Kyte	(Principal Executive, Financial and Accounting Officer)

