Form 10-Q
period 2017-03-31
RIGHTSCORP, INC.
filed 2017-05-15
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company) Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 7, 2017, the issuer had 147,403,398 shares of its common stock, $0.001 par value per share, outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Assets
Cash	$2,256	$5,047
Prepaid expenses	37,336	65,073
Total Current Assets	39,592	70,120
Other Assets
Fixed assets, net	35,929	54,113
Total Assets	$75,521	$124,233

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,011,697	$1,885,977
Notes payable	50,000	50,000
Derivative liabilities	175,577	280,316
Total Current Liabilities	2,237,274	2,216,293

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 135,463,171 and 127,463,171 shares issued and outstanding, respectively	135,463	127,463
Additional paid in capital	9,994,963	9,664,168
Accumulated deficit	(12,292,179)	(11,883,691)
Total stockholders’ deficit	(2,161,753)	(2,092,060)
Total Liabilities and Stockholders’ Deficit	$75,521	$124,233

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue
Copyright settlement revenue	$79,904	$68,283
Consulting revenue	81,666	-
Total revenue	161,570	68,283

Operating expenses:
Copyright holder fees	39,952	49,142
Sales and marketing	991	1,347
General and administrative	614,586	961,105
Depreciation and amortization	18,184	22,816
Total operating expenses	673,713	1,034,410

Loss from operations	(512,143)	(966,127)

Other income (expenses):
Interest expense	(1,084)	-
Change in fair value of derivative liabilities	104,739	181,947
Total other income (expenses)	103,655	181,947

Net loss	$(408,488)	$(784,180)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares – basic	132,529,838	113,808,721

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	127,463,171	$127,463	$9,664,168	$(11,883,691)	$(2,092,060)
Fair value of shares issued for services	8,000,000	8,000	260,000	-	268,000
Fair value of stock-based compensation	-	-	70,795	-	70,795
Net loss	-	-	-	(408,488)	(408,488)
Balance at March 31, 2017 (Unaudited)	135,463,171	$135,463	$9,994,963	$(12,292,179)	$(2,161,753)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(408,488)	$(784,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	18,184	22,816
Fair value of shares issued for services	268,000	-
Fair value of stock-based compensation	70,795	368,570
Change in fair value of derivative liabilities	(104,739)	(181,947)
Prepaid expense	27,737	29,336
Accounts payable and accrued liabilities	125,720	32,735
Net cash used in operating activities	(2,791)	(512,670)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	-	500,000

Net increase (decrease) in cash	(2,791)	(12,670)

Cash, beginning of period	5,047	193,014

Cash, end of period	$2,256	$180,344

Supplemental disclosure of cash flow information:
Advances applied to accrued settlement	$200,000	$-

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2017 and 2016

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2017, the Company incurred a net loss of $408,488, and at March 31, 2017, the Company had a stockholders’ deficit of $2,161,753. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2017, the Company had cash of $2,256. Effective April 26, 2017, the Company sold 2,500,000 shares of common stock at $0.04 per share price for an aggregate purchase price of $100,000. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at such date. For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 14, 2017.

Principles of Consolidation

The financial statements include the accounts of Rightscorp Inc., and its wholly-owned subsidiary Rightscorp Delaware. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include accounting for potential liabilities, and the assumptions made in valuing share-based instruments issued for services, derivative liabilities, and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Concentrations

For the three months ended March 31, 2017, one customer accounted for approximately 42% of our revenue. No other customers accounted for 10% or more of our revenue during the three months ended March 31, 2017 or 2016.

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

The fair value of the Company’s common stock option and warrant grants is estimated using a Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of March 31, 2017, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

At March 31, 2017 and December 31, 2016, derivative liabilities of $175,577 and $280,316, respectively, were valued using Level 2 inputs.

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

At March 31, 2017 and 2016, the dilutive impact of outstanding stock options for 5,150,000 and 970,000 shares, respectively, and outstanding warrants for 46,718,081 and 53,310,140 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Fixed Assets

As of March 31, 2017 and December 31, 2016, fixed assets consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(276,827)	(258,643)
Fixed assets, net	$35,929	$54,113

Depreciation and amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $18,184 and $22,816, respectively.

Note 3 – Accounts Payable and Accrued Liabilities

As of March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Accounts payable	$896,734	$862,860
Due to copyright holders	641,373	601,421
Accrued payroll	248,381	180,894
Insurance premium financing payable	25,209	40,802
Advance from BMG Rights Management	200,000	-
Accrued settlement	-	200,000
Total	$2,011,697	$1,885,977

In November 2014, the Company was named as defendant in a class action complaint (see Note 7). In August 2015 the Company reached a preliminary settlement in the matter and at December 31, 2015 and 2016, had accrued a settlement of $200,000 related to this, which was net of expected insurance proceeds of $250,000. In November 2016, the settlement was finalized and on January 7, 2017, BMG Rights Management (US) LLC (“BMG”) advanced the Company $200,000, which was used to pay off the settlement. The advance from BMG is to be applied to future billings from the Company to BMG for consulting services.

Note 4 – Derivative Liabilities

At March 31, 2017 and at December 31, 2016, the Company had warrants exercisable into 9,212,000 shares of common stock. The warrants have a term of five years and an exercise price as adjusted of $0.01 per share. The exercise price is subject to further adjustment if the Company issues securities at a price lower than the exercise price of these warrants (see Note 7).

Pursuant to FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The exercise price of the warrants did not have fixed settlement provisions because their exercise prices could be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company determined that the exercise feature of the warrants was not considered to be indexed to the Company’s own stock, and bifurcated the exercise feature of the warrants and recorded a derivative liability. The derivative liability is re-measured at the end of every reporting period with the change in fair value reported in the statement of operations.

At December 31, 2016, the fair value of the derivative liabilities was $280,316. During the three months ended March 31, 2017, the fair value of the derivative liabilities decreased by $104,739. At March 31, 2017, the fair value of the derivative liabilities was $175,577.

At March 31, 2017 and 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model based on the following assumptions:

	March 31, 2017	December 31, 2016
Expected volatility	209%	172%
Expected life	2.5 years	2.7 years
Risk-free interest rate	1.4%	1.5%
Expected dividend yield	0%	0%

The expected volatilities are based on historical volatility of the Company’s stock. The expected life of the warrants was based on the remaining term of the warrants. The risk-free interest rates were based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

Note 5 – Common stock

On January 13, 2017, the Company issued 3,000,000 shares of common stock valued at $106,500 to a consultant for services rendered. The shares were valued at the market price of $0.0035 per share on the date the shares were granted. For the three months ended March 31, 2017, the total fair value of $106,500 is included in general and administrative expense.

On February 14, 2017, the Company entered into an employment agreement with Cecil Kyte, the Company’s chief executive officer. As part of the employment agreement, the Company issued 5,000,000 shares of common stock to Kyte valued at $161,500. The shares were valued at the market price of $0.0032 per share on the date the shares were granted. For the three months ended March 31, 2017, the total fair value of $161,500 is included in general and administrative expense.

During the three months ended March 31, 2016, the Company sold an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000.

Note 6 – Stock Options and Warrants

Options

On February 14, 2017, pursuant to the employment agreement with the Company CEO, the Company granted options to purchase 5,000,000 shares of common stock with an exercise price of $0.05 to the Company’s CEO. Options exercisable into 1,000,000 shares of common stock vested immediately and the options exercisable into 4,000,000 shares of common stock will vest over 48 months beginning on February 14, 2018. The fair value of these options was determined to be $160,416 using the Black-Scholes-Merton option-pricing model based on the following assumptions:

February 14, 2017
Expected volatility	173%
Risk-free interest rate	2.47%
Expected dividend yield	0%
Expected life	10 years

The expected volatility is based on historical volatility of the Company’s stock. The expected life of the options was based on the term of the options. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future. For the three months ending March 31, 2016, the Company had no stock options requiring an assessment of value.

During the three months ended March 31, 2017 and 2016, the Company recorded compensation costs of $38,203 and $11,942, respectively, relating to the vesting of stock options. As of March 31, 2017, the aggregate value of unvested options was $125,516, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to four years, as applicable.

The stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	900,000	$0.17	4.67
Granted	5,000,000	0.05	9.88
Exercised	-	-	-
Forfeited/expired	(750,000)	0.15	-
Balance outstanding, March 31, 2017	5,150,000	$0.06	9.83
Exercisable, March 31, 2017	1,113,332	$0.07	9.68

At March 31, 2017, the Company’s outstanding and exercisable options had no intrinsic value.

Warrants

On February 14, 2017, pursuant to the employment agreement with the Company CEO, warrants exercisable into 3,000,000 shares of common stock issued to the Company’s CEO in 2015 were deemed fully vested and the exercise price of the warrants was reduced from $0.25 per share to $0.05 per share. The Company determined the expense related to this modification was $13,023 and is included in general and administrative expense.

On January 20, 2017, the Company issued warrants exercisable into 350,000 shares of common stock for services. The fair value of warrants issued for services was determined to be $9,378. The Company recorded the full $9,378 in general and administrative expense since it determined that the award is a certainty and the service performance and its future benefit are not assured in this arrangement.

For the three months ending March 31, 2017 and 2016, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	March 31, 2017	March 31, 2016
Expected volatility	171%	121%
Risk-free interest rate	1.5%	1.08%
Expected dividend yield	0%	0%
Expected life	2.5 years	3 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended March 31, 2017 and 2016, the Company recorded compensation costs of $10,191 and $26,410, respectively, relating to the vesting of stock warrants. As of March 31, 2017, the aggregate value of unvested warrants was $0.

A summary of the Company’s warrant activity during the three months ended March 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	46,958,072	$0.11	2.13
Granted	350,000	0.01	2.81
Exercised	-	-	-
Forfeited/expired	(589,991)	0.09	-
Balance outstanding, March 31, 2017	46,718,081	0.10	1.92
Exercisable, March 31, 2017	46,718,081	$0.10	1.92

At March 31, 2017, the Company’s outstanding warrants had an intrinsic value of $216,521.

Note 7 – Commitments & Contingencies

In 2015, the Company was named as a defendant in a legal proceeding. The plaintiffs sought relief for alleged violations of the Telephone Consumer Protection Act. In 2015, the parties agreed to mediate the dispute and reached a settlement in principal. A hearing regarding final approval of the settlement was held November 14, 2016 and a settlement was approved in which the Company agreed to pay plaintiffs $450,000. At December 31, 2016 and 2015, the Company had recorded a reserve for an estimated settlement of $200,000 related to this, which was net of insurance proceeds of $250,000, and on January 7, 2017, the accrued settlement of $200,000 was paid.

Note 8 – Subsequent Event

On April 10, 2017, the Company issued an aggregate of 7,940,227 shares of common stock to employees for services. The fair value of the shares was estimated to be $174,685 and will be expensed immediately.

On April 26, 2017, the Company issued an aggregate of 2,500,000 shares of common stock to an investor for a purchase price of $100,000, or $0.04 per share.

On April 27, 2017, the Company issued 1,500,000 shares of its common stock upon exercise of warrants at an exercise price of $0.01 per share for total proceeds of $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Rightscorp, Inc. (the “Company”, “we”, “us” or “our”) should be read in conjunction with the financial statements of Rightscorp, Inc., and the notes to those financial statements that are included elsewhere in this Form 10-Q. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 14, 2017. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Recent Developments

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue

We generated copyright settlement revenues of $79,904 during the three months ended March 31, 2017, an increase of $11,621 or 17% as compared to $68,283 for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we generated revenues of $81,666 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on such organizations’ respective properties. During the three months ended March 31, 2016, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended March 31, 2017 we accrued $39,952 due to copyright holders. For the three months ended March 31, 2016 we accrued $49,142 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $991 for the three months ended March 31, 2017 compared to $1,347 for the three months ended March 31, 2016, a decrease of $356.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Total wage and related expenses for the three months ended March 31, 2017 were $415,230, of which $338,795 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. There were legal fees of $137,304 related to various matters for the three months ended March 31, 2016. Total decrease in general and administrative expenses was $346,519 over the three months ended March 31, 2016. Our total general and administrative expenses for the three months ended March 31, 2017 were $614,586.

Depreciation and Amortization

Depreciation and amortization expenses were $18,184 during the three months ended March 31, 2017, a decrease of $4,632, as compared to $22,816 for the three months ended March 31, 2016.

Interest

Interest expense totaled $1,084 during the three months ended March 31, 2017, compared to $0 in the three months ended March 31, 2016.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $104,739 during the three months ended March 31, 2017, compared to $181,947 for the three months ended March 31, 2016.

Net loss

As a result of the foregoing, during the three months ended March 31, 2017, we recorded a net loss of $408,488 compared to net Loss of $784,180 for the three months ended March 31, 2016.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2017, the Company incurred a net loss of $408,488, and at March 31, 2017, the Company had a stockholders’ deficit of $2,161,753. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2017, the Company had cash of $2,256. Effective April 26, 2017, the Company sold 2,500,000 shares of common stock at $0.04 per share for an aggregate purchase price of $100,000. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Operating Activities

During the three months ended March 31, 2017, we used $2,791 of cash in operating activities. Non-cash adjustments included $18,184 related to depreciation and amortization, $338,795 for stock compensation expense, $104,739 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $153,457.

During the three months ended March 31, 2016, we used $512,670 of cash in operating activities. Non-cash adjustments included $22,816 related to depreciation and amortization, $368,570 for stock compensation expense, $181,947 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $62,071.

Financing Activities

During the three months ended March 31, 2017, we had no proceeds from financing activities.

During the three months ended March 31, 2016, we received $500,000 in proceeds from issuance of common stock.

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

Recent Accounting Pronouncements

See Footnote 1 of the condensed consolidated financial statements for a discussion of recently issued accounting standards.

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

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses in our internal controls as reported in our Form 10-K for the year ended December 31, 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued 3,000,000 shares of common stock to a consultant for services.

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

RIGHTSCORP, INC.

Dated: May 15, 2017	By:	/s/ Cecil Kyte
	Name:	Cecil Kyte
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

