Form 10-Q
period 2017-06-30
RIGHTSCORP, INC.
filed 2017-08-14
CIK 1506270

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

____________________________________________

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

As of August 11, 2017, the issuer had 147,403,398 shares of its common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Assets
Cash	$1,725	$5,047
Prepaid expenses	33,000	65,073
Total Current Assets	34,725	70,120

Other Assets
Fixed assets, net	19,286	54,113
Total Assets	$54,011	$124,233

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,086,150	$1,885,977
Notes payable	50,000	50,000
Derivative liabilities	286,883	280,316
Total Current Liabilities	2,423,033	2,216,293

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	–	–
Common stock, $.001 par value; 250,000,000 shares authorized; 149,753,398 and 127,463,171 shares issued and outstanding, respectively	149,753	127,463
Additional paid in capital	10,433,338	9,664,168
Accumulated deficit	(12,952,113)	(11,883,691)
Total stockholders’ deficit	(2,369,022)	(2,092,060)
Total Liabilities and Stockholders’ Deficit	$54,011	$124,233

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Copyright settlement revenue	$58,610	$146,043	$138,514	$214,326
Consulting revenue	66,666	–	148,332	–
Total revenue	125,276	146,043	286,846	214,326

Operating expenses:
Copyright holder fees	29,305	56,593	69,257	105,735
Sales and marketing	356	687	1,347	2,034
General and administrative	576,110	592,012	1,190,696	1,553,117
Depreciation and amortization	16,643	22,490	34,827	45,306
Total operating expenses	622,414	671,782	1,296,127	1,706,192

Loss from operations	(497,138)	(525,739)	(1,009,281)	(1,491,866)

Other expenses:
Interest expense	–	–	(1,084)	–
Change in fair value of derivative liabilities	(162,796)	314,654	(58,057)	496,601
Total other expenses	(162,796)	314,654	(59,141)	496,601

Net loss	$(659,934)	$(211,085)	$(1,068,422)	$(995,265)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares – basic	146,295,131	119,393,116	139,450,510	116,600,918

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	127,463,171	$127,463	$9,664,168	$(11,883,691)	$(2,092,060)
Fair value of shares issued for services	15,940,227	15,940	426,745	–	442,685
Fair value of stock-based compensation	–	–	98,785	–	98,785
Shares issued for cash	4,500,000	4,500	175,500	–	180,000
Shares issued upon exercise of warrants	1,850,000	1,850	16,650	–	18,500
Extinguishment of derivative liability	–	–	51,490	–	51,490
Net loss	–	–	–	(1,068,422)	(1,068,422)
Balance at June 30, 2017	149,753,398	$149,753	$10,433,338	$(12,952,113)	$(2,369,022)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,068,422)	$(995,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,827	45,306
Fair value of shares issued for services	442,685	–
Fair value of stock-based compensation	98,785	430,481
Change in fair value of derivative liabilities	58,057	(496,600)
Prepaid expense	32,073	49,672
Accounts payable and accrued liabilities	200,173	235,611
Net cash used in operating activities	(201,822)	(730,795)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	180,000	500,000
Proceeds from the exercise of warrants	18,500	55,800
Net cash provided by financing activities	198,500	555,800

Net decrease in cash	(3,322)	(174,995)

Cash, beginning of period	5,047	193,014

Cash, end of period	$1,725	$18,019

Supplemental Disclosure of Cash Flow Information:
Extinguishment of derivative liability recorded as capital contribution	$51,940	$–
Advances applied to accrued settlement	$200,000	$–

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and six months ended June 30, 2017 and 2016

(Unaudited)

Note 1 – Nature of the Business and Summary of Significant Accounting Policies

Rightscorp, Inc., a Nevada corporation (the “Company”) was organized under the laws of the State of Nevada on April 9, 2010, and its fiscal year end is December 31. The Company is the parent company of Rightscorp, Inc., a Delaware corporation formed on January 20, 2011 (“Rightscorp Delaware”).

The Company has developed products and intellectual property relating to providing data and analytics regarding copyright infringement via the Internet. The Company provides services and data to help protect the rights of holders of copyrighted digital creative works. The Company has a patent-pending, proprietary method for gathering and analyzing infringement data and for reducing copyright infringement and collecting damages from infringers by notifying illegal downloaders via notifications sent to their Internet Service Providers.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2017, the Company incurred a net loss of $1,068,422, used cash in operating activities of $201,822, and at June 30, 2017, the Company had a stockholders’ deficit of $2,369,022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2017, the Company had cash of $1,725. On July 21, 2017, the Company issued an aggregate of 10,000,000 shares of common stock to an investor for a purchase price of $200,000. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at such date. For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 14, 2017.

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

Concentrations

For the six months ended June 30, 2017, one customer accounted for approximately 46% of our revenue. No other customers accounted for 10% or more of our revenue during the six months ended June 30, 2017 or 2016.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of June 30, 2017, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

At June 30, 2017 and December 31, 2016, derivative liabilities of $286,883 and $280,316, respectively, were valued using Level 2 inputs.

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

At June 30, 2017 and June 30, 2016, the dilutive impact of outstanding stock options for 5,600,000 and 970,000 shares, respectively, and outstanding warrants for 44,572,197 and 47,657,640 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is expected to have a material impact on the Company’s financial statements and related disclosures because derivative liabilities from financial instruments (or embedded conversion features) that have down round features are expected to be reclassified from liabilities to additional paid-in capital, effective as of the beginning of the fiscal year.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Fixed Assets

As of June 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(293,470)	(258,643)
Fixed assets, net	$19,286	$54,113

Depreciation and amortization expense for the three months ended June 30, 2017 and June 30, 2016 was $16,643 and $22,490, respectively.

Depreciation and amortization expense for the six months ended June 30, 2017 and June 30, 2016 was $34,827 and $45,306, respectively.

Note 3 – Accounts Payable and Accrued Liabilities

As of June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Accounts payable	$963,613	$862,860
Due to copyright holders	663,943	601,421
Accrued payroll	248,978	180,894
Insurance premium financing payable	9,616	40,802
Advance from BMG Rights Management	200,000	–
Accrued settlement	–	200,000
Total	$2,086,150	$1,885,977

At December 31, 2016, the Company had accrued $200,000 related to a the settlement of class action complaint. On January 7, 2017, BMG Rights Management (US) LLC (“BMG”) advanced the Company $200,000, which was used to pay off the settlement. The advance from BMG is to be applied to future billings from the Company to BMG for consulting services.

Note 4 – Derivative Liabilities

In September 2014, the Company issued certain warrants which included an anti-dilution provision that allows for the exercise price of the warrants to be adjusted if the Company issues securities at a price lower than the current exercise price of these warrants.

Pursuant to current FASB authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments. The exercise price of the warrants did not have fixed settlement provisions because their exercise prices could be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the Company determined that the exercise feature of the warrants was not considered to be indexed to the Company’s own stock, and bifurcated the exercise feature of the warrants and recorded a derivative liability. The derivative liability is re-measured at the end of every reporting period with the change in fair value reported in the statement of operations. In July 2017, the FASB issued ASU 2017-11, which when adopted by the Company, is expected to effect the Company’s accounting for its derivative liabilities (see Note 1).

At December 31, 2016, the fair value of the derivative liabilities was $280,316. During the six months ended June 30, 2017, the fair value of the derivative liabilities increased by $58,057. At June 30, 2017, the fair value of the derivative liabilities was $286,883.

At June 30, 2017 and December 31, 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model based on the following assumptions:

	June 30, 2017	December 31, 2016
Expected volatility	193%	172%
Expected life	2.24 years	2.7 years
Risk-free interest rate	1.38%	1.5%
Expected dividend yield	0%	0%

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

Note 5 – Common stock

During the six months ended June 30, 2017, the Company issued an aggregate of 4,500,000 shares of common stock to investors for a purchase price of $180,000, or $0.04 per share.

During the six months ended June 30, 2017, the Company issued 1,850,000 shares of its common stock upon exercise of warrants at an exercise price of $0.01 per share for total proceeds of $18,500.

During the six months ended June 30, 2016, the Company sold an aggregate of 10,000,000 shares of its common stock at $0.05 per share and warrants to purchase 10,000,000 shares of its common stock for total gross proceeds of $500,000.

During the six months ended June 30, 2016, the Company issued 5,580,000 shares of its common stock upon the exercise of 5,580,000 warrants valued at $55,800.

Note 6 – Stock Compensation

Common stock issued for services

During the six months ended June 30, 2017, the Company issued a total of 15,940,227 shares of common stock for services valued at $442,865, including 5,000,000 shares of common stock issued to the Company’s CEO as part of an employment agreement, 3,000,000 shares of common stock issued to a consultant, and 7,940,227 shares of common stock issued to employees. The fair value of the shares was based on the closing price of the Company’s common stock on the date the shares were granted, which ranged from $0.022 per share to $0.0355 per share. For the three and six months ended June 30, 2017, total fair value of shares granted of $174,685 and $442,685, respectively, is included in general and administrative expense. During the six months ended June 30, 2016, the Company did not issue any shares of common stock for services.

Options

On February 14, 2017, the Company granted options to purchase 5,000,000 shares of common stock with an exercise price of $0.05 to the Company’s CEO as part of an employment agreement. Options exercisable into 1,000,000 shares of common stock vested immediately and the options exercisable into 4,000,000 shares of common stock will vest monthly over 48 months beginning on February 14, 2018. The fair value of these options was determined to be $160,416.

On May 8, 2017, the Company granted options to purchase 450,000 shares of common stock with an exercise price of $0.05 to the Company’s employees. The options vested immediately. The fair value of these options was determined to be $18,861.

The Company used the Black-Scholes-Merton option-pricing models with the following assumptions to calculate fair value :

	February 14, 2017	May 8, 2017
Expected volatility	173%	194%
Risk-free interest rate	2.47%	2.39%
Expected dividend yield	0%	0%
Expected life	10 years	10 years

The expected volatility is based on historical volatility of the Company’s stock. The expected life of the options was based on the term of the options. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future. For the six months ending June 30, 2016, the Company had no stock options requiring an assessment of value.

During the three months ended June 30, 2017 and 2016, the Company recorded compensation costs of $27,990 and $11,942, respectively, relating to the vesting of stock options. During the six months ended June 30, 2017 and 2016, the Company recorded compensation costs of $66,194 and $23,883, respectively, relating to the vesting of stock options.  As of June 30, 2017, the aggregate value of unvested options was $116,387, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to four years, as applicable.

The stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	900,000	$0.17	4.67
Granted	5,450,000	0.05	9.65
Exercised	–	–	–
Forfeited/expired	(750,000)	0.15	–
Balance outstanding, June 30, 2017	5,600,000	$0.06	9.60
Exercisable, June 30, 2017	1,933,332	$0.07	9.53

At June 30, 2017, the Company’s outstanding and exercisable options had no intrinsic value.

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

For the six months ending June 30, 2017 and 2016, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	June 30, 2017	June 30, 2016
Expected volatility	171%	121%
Risk-free interest rate	1.5%	1.08%
Expected dividend yield	0%	0%
Expected life	2.5 years	3 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended June 30, 2017 and 2016, the Company recorded compensation costs of $19,569 and $22,527, respectively, relating to the vesting of stock warrants. During the six months ended June 30, 2017 and 2016, the Company recorded compensation costs of $19,569 and $76,388, respectively, relating to the vesting of stock warrants. As of June 30, 2017, the aggregate value of unvested warrants was $0.

A summary of the Company’s warrant activity during the six months ended June 30, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	46,958,072	$0.11	2.13
Granted	350,000	0.01	2.81
Exercised	(1,850,000)	0.01	2.30
Forfeited/expired	(885,875)	0.09	–
Balance outstanding, June 30, 2017	44,572,197	0.10	1.66
Exercisable, June 30, 2017	44,572,197	$0.10	1.66

At June 30, 2017, the Company’s outstanding warrants had an intrinsic value of $348,480.

Note 7 – Subsequent Event

On July 21, 2017, the Company issued an aggregate of 10,000,000 shares of common stock to an investor for a purchase price of $200,000, or $0.02 per share. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

On July 30, 2017, Rightscorp, Inc. (the “Company”) entered into two agreements to provide services to a holder (the “Client”) of multiple copyrights at risk of infringement through peer-to-peer (“P2P”) networks.

Pursuant to a “Representation Agreement,” the Company will collect data as to infringements of protected copyrights of the Client and, if applicable, send notices to the Internet Service Providers of infringers of such infringements including, without limitation, DMCA notices and take down letters in the form required by law. In exchange, the Company will receive 50% of all gross proceeds of any settlement revenue received by the Client from pre-lawsuit “advisory notices,” and 37.5% of all gross proceeds received by the Client from “final warning” notices sent immediately prior to a lawsuit. The Representation Agreement is non-exclusive; however, if the Company receives monthly revenues crossing certain thresholds (“Exclusivity Thresholds”, which range from $10,000 in the first month to $100,000 after 12 months), the Company will not provide representation to direct competitors of the Client unless monthly revenues fall below the Exclusivity Thresholds.

Pursuant to a “Services Agreement”, the Company will provide a number of services to the Client for the purpose of detecting and verifying those copyrighted works of the Client being accessed through P2P networks, as well as information about infringers. The Company will also provide certain reporting, litigation support, and copyright protection advising services to the Client. During the term of the Services Agreement, the Company will not provide litigation support services to any of the Client’s direct competitors for the purposes of enforcing copyrights against individual P2P infringers. In exchange for these services, Client shall pay a monthly fee to the Company (the “Service Fee”), in addition to reasonable costs and expenses. The monthly Service Fee shall increase every three months for the term of the Services Agreement, from $10,000 per month in the first three months, to $85,000 per month after 16 months.

The Representation Agreement and the Services Agreement both have an initial term of three years, followed by automatic renewals in monthly increments. The Representation Agreement and the Services Agreement may be terminated by the Client at any time for any reason upon 45 days prior written notice to the Company.

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

We have developed products and intellectual property relating to providing data and analytics regarding copyright infringement via the Internet. We provide services and data to help protect the rights of holders of copyrighted digital creative works. The Company has a patent-pending, proprietary method for gathering and analyzing infringement data and for reducing copyright infringement and collecting damages from infringers by notifying illegal downloaders via notifications sent to their Internet Service Providers. The Company has closed more than 230,000 cases of copyright infringement to date.

Recent Developments

On July 30, 2017, Rightscorp, Inc. (the “Company”) entered into two agreements to provide services to a holder (the “Client”) of multiple copyrights at risk of infringement through peer-to-peer (“P2P”) networks.

Pursuant to a “Representation Agreement,” the Company will collect data as to infringements of protected copyrights of the Client and, if applicable, send notices to the Internet Service Providers of infringers of such infringements including, without limitation, DMCA notices and take down letters in the form required by law. In exchange, the Company will receive 50% of all gross proceeds of any settlement revenue received by the Client from pre-lawsuit “advisory notices,” and 37.5% of all gross proceeds received by the Client from “final warning” notices sent immediately prior to a lawsuit. The Representation Agreement is non-exclusive; however, if the Company receives monthly revenues crossing certain thresholds (“Exclusivity Thresholds”), the Company will not provide representation to direct competitors of the Client unless monthly revenues fall below the Exclusivity Thresholds. In any month where the Exclusivity Thresholds are not reached as a result of settlement revenues alone, the Client may, at the Client’s option, pay the difference between those revenues and the Exclusivity Thresholds in order to trigger the exclusivity provisions of the Representation Agreement. The Exclusivity Thresholds are:

Month 1	$40,000
Months 2-5	$50,000 per month
Months 6-12	$75,000 per month
Months 12+	$100,000 per month

The Representation Agreement has an initial term of three (3) years, followed by automatic renewals in monthly increments. The Representation Agreement may be terminated by the Client at any time for any reason upon forty-five (45) days prior written notice to the Company.

Under the Online Copyright Infringement Scanning Detection Services Agreement (the “Services Agreement”), the Company will provide, among other things, a number of services to the Client for the purpose of detecting and verifying those copyrighted works of the Client being accessed through P2P networks, as well as information about infringers. The Company will also provide certain reporting, litigation support, and copyright protection advising services to the Client. During the term of the Services Agreement, the Company will not provide litigation support services to any of the Client’s direct competitors for the purposes of enforcing copyrights against individual P2P infringers. In exchange for these services, Client shall pay a monthly fee to the Company (the “Service Fee”), in addition to reasonable costs and expenses. The monthly Service Fee shall increase every three months for the term of the Services Agreement, as follows:

Months 1-3	$10,000 per month
Months 4-6	$18,000 per month
Months 7-9	$25,000 per month
Months 10-12	$40,000 per month
Months 13-15	$60,000 per month
Months 16+	$85,000 per month

The Services Agreement has an initial term of three (3) years, followed by automatic renewals in monthly increments. The Services Agreement may be terminated by the Client at any time for any reason upon forty-five (45) days prior written notice to the Company.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue

We generated copyright settlement revenues of $58,610 during the three months ended June 30, 2017, a decrease of $87,433 or 60% as compared to $146,043 for the three months ended June 30, 2016.

During the three months ended June 30, 2017, we generated revenues of $66,666 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on such organizations’ respective properties. During the three months ended June 30, 2016, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended June 30, 2017 we accrued $29,305 due to copyright holders. For the three months ended June 30, 2016 we accrued $56,593 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $356 for the three months ended June 30, 2017 compared to $687 for the three months ended June 30, 2016, a decrease of $331.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Total wage and related expenses for the three months ended June 30, 2017 were $383,5880, of which $202,675 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. Total decrease in general and administrative expenses was $15,902 over the three months ended June 30, 2016. Our total general and administrative expenses for the three months ended June 30, 2017 were $576,110.

Depreciation and Amortization

Depreciation and amortization expenses were $16,643 during the three months ended June 30, 2017, a decrease of $5,847, as compared to $22,490 for the three months ended June 30, 2016.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $162,796 during the three months ended June 30, 2017, compared to $314,654 for the three months ended June 30, 2016.

Net loss

As a result of the foregoing, during the three months ended June 30, 2017, we recorded a net loss of $659,934 compared to net loss of $211,085 for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue

We generated copyright settlement revenues of $138,514 during the six months ended June 30, 2017, a decrease of $75,812 or 35% as compared to $214,326 for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we generated revenues of $148,332 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on such organizations’ respective properties. During the six months ended June 30, 2016, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the six months ended June 30, 2017 we accrued $69,257 due to copyright holders. For the six months ended June 30, 2016 we accrued $105,735 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $1,347 for the six months ended June 30, 2017 compared to $2,034 for the six months ended June 30, 2016, a decrease of $387.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Total wage and related expenses for the six months ended June 30, 2017 were $798,818, of which $434,970 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. Total decrease in general and administrative expenses was $362,421 over the six months ended June 30, 2016. Our total general and administrative expenses for the six months ended June 30, 2017 were $1,190,696.

Depreciation and Amortization

Depreciation and amortization expenses were $34,827 during the six months ended June 30, 2017, a decrease of $10,479, as compared to $45,306 for the six months ended June 30, 2016.

Interest

Interest expense totaled $1,084 during the six months ended June 30, 2017, compared to $0 in the six months ended June 30, 2016.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities expense of $58,057 during the six months ended June 30, 2017, compared to income of $496,601 for the six months ended June 30, 2016.

Net loss

As a result of the foregoing, during the six months ended June 30, 2017, we recorded a net loss of $1,068,422 compared to net loss of $995,265 for the six months ended June 30, 2016.

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Company incurred a net loss of $1,068,422, used cash in operating activities of $201,822, and at June 30, 2017, the Company had a stockholders’ deficit of $2,369,022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2017, the Company had cash of $1,725. On July 21, 2017, the Company issued an aggregate of 10,000,000 shares of common stock to an investor for a purchase price of $200,000. Management believes that the Company will need at least another $500,000 to $1,000,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Operating Activities

During the six months ended June 30, 2017, we used $201,822 of cash in operating activities. Non-cash adjustments included $34,827 related to depreciation and amortization, $98,785 for stock compensation expense, $58,057 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $232,246.

During the six months ended June 30, 2016, we used $730,795 of cash in operating activities. Non-cash adjustments included $45,306 related to depreciation and amortization, $430,481 for stock compensation expense, $496,600 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $285,283.

Financing Activities

During the six months ended June 30, 2017, we received $198,500 in proceeds from issuance of common stock and exercise of warrants for cash.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, the Company issued 7,940,227 shares of common stock to employees.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 21, 2017, the Company issued an aggregate of 10,000,000 shares of common stock to an investor for a purchase price of $200,000, or $0.02 per share. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. EXHIBITS

No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHTSCORP, INC.

Dated: August 14, 2017	By:	/s/ Cecil Kyte
	Name:	Cecil Kyte
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

