Form 10-Q
period 2017-09-30
RIGHTSCORP, INC.
filed 2017-11-14
CIK 1506270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of November 14, 2017, the issuer had 147,403,398 shares of its common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rightscorp, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Assets
Cash	$3,147	$5,047
Accounts receivable	222	–
Prepaid expenses	19,867	65,073
Total Current Assets	23,236	70,120

Other Assets
Fixed assets, net	3,003	54,113
Total Assets	$26,239	$124,233

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,188,439	$1,885,977
Notes payable	50,000	50,000
Derivative liabilities	187,502	280,316
Total Current Liabilities	2,425,941	2,216,293

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; null shares issued and outstanding	–	–
Common stock, $.001 par value; 250,000,000 shares authorized; 160,920,065 and 127,463,171 shares issued and outstanding, respectively	160,920	127,463
Additional paid in capital	10,771,968	9,664,168
Accumulated deficit	(13,332,590)	(11,883,691)
Total stockholders’ deficit	(2,399,702)	(2,092,060)
Total Liabilities and Stockholders’ Deficit	$26,239	$124,233

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Copyright settlement revenue	$45,848	$139,834	$184,362	$354,160
Consulting revenue	76,666	–	224,998	–
Total revenue	122,514	139,834	409,360	354,160

Operating expenses:
Copyright holder fees	22,924	69,143	92,181	174,878
Sales and marketing	1,357	337	2,704	2,371
General and administrative	561,028	386,865	1,751,724	1,939,982
Depreciation and amortization	16,284	22,337	51,111	67,643
Total operating expenses	601,593	478,682	1,897,720	2,184,874

Loss from operations	(479,079)	(338,848)	(1,488,360)	(1,830,714)

Other expenses:
Interest expense	(779)	(17,789)	(1,863)	(17,789)
Change in fair value of derivative liabilities	99,381	(28,796)	41,324	467,805
Total other income (expenses)	98,602	(46,585)	39,461	450,016

Net loss	$(380,477)	$(385,433)	$(1,448,899)	$(1,380,698)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares – basic	157,978,036	123,034,444	140,521,602	118,761,080

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	127,463,171	$127,463	$9,664,168	$(11,883,691)	$(2,092,060)
Fair value of shares issued for services	15,940,227	15,940	426,745	–	442,685
Fair value of stock-based compensation	–	–	213,582	–	213,582
Shares issued for cash	15,666,667	15,667	399,333	–	415,000
Shares issued upon exercise of warrants	1,850,000	1,850	16,650	–	18,500
Extinguishment of derivative liability	–	–	51,490	–	51,490
Net loss	–	–	–	(1,448,899)	(1,448,899)
Balance at September 30, 2017	160,920,065	$160,920	$10,771,968	$(13,332,590)	$(2,399,702)

See accompanying notes

Rightscorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,448,899)	$(1,380,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,111	67,643
Fair value of shares issued for services	442,685	429,255
Fair value of stock-based compensation	213,582	–
Fair value of warrants issued with note payable	–	16,691
Change in fair value of derivative liabilities	(41,324)	(467,805)
Prepaid expense	45,206	64,165
Accounts receivable	(222)	–
Accounts payable and accrued liabilities	302,462	468,589
Net cash used in operating activities	(435,400)	(802,161)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	415,000	500,000
Proceeds from issuance of notes payable	–	50,000
Proceeds from the exercise of warrants	18,500	65,800
Net cash provided by financing activities	433,500	615,800

Net decrease in cash	(1,900)	(186,361)

Cash, beginning of period	5,047	193,014

Cash, end of period	$3,147	$6,653

Supplemental Disclosure of Cash Flow Information:
Extinguishment of derivative liability recorded as capital contribution	$51,940	$–
Advances applied to accrued settlement	$200,000	$–

See accompanying notes

Rightscorp, Inc.

Notes to Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2017 and 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2017, the Company incurred a net loss of $1,448,899, used cash in operating activities of $435,400, and at September 30, 2017, the Company had a stockholders’ deficit of $2,399,702. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2017, the Company had cash of $3,147. On October 10, 2017, the Company issued an aggregate of 2,500,000 shares of common stock to an investor for a purchase price of $50,000. Management believes that the Company will need an additional $250,000 to $500,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at such date. For further information, refer to the consolidated financial statements and footnotes thereto included in Rightscorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 14, 2017.

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

Concentrations

For the nine months ended September 30, 2017, two customers accounted for approximately 56% of our revenue. No other customers accounted for 10% or more of our revenue during the nine months ended September 30, 2017 or 2016.

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

The Company is required to use observable market data if such data is available without undue cost and effort. As of September 30, 2017, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short-term maturities.

At September 30, 2017 and December 31, 2016, derivative liabilities of $187,502 and $280,316, respectively, were valued using Level 2 inputs.

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

At September 30, 2017 and September 30, 2016, the dilutive impact of outstanding stock options for 10,600,000 and 906,666 shares, respectively, and outstanding warrants for 44,069,821 and 47,048,890 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Fixed Assets

As of September 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Computer equipment and fixtures	$312,756	$312,756
Accumulated depreciation	(309,753)	(258,643)
Fixed assets, net	$3,003	$54,113

Depreciation and amortization expense for the three months ended September 30, 2017 and September 30, 2016 was $16,284 and $22,337, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2017 and September 30, 2016 was $51,110 and $67,643, respectively.

Note 3 – Accounts Payable and Accrued Liabilities

As of September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Accounts payable	$1,058,406	$862,860
Due to copyright holders	686,867	601,421
Accrued payroll	243,166	180,894
Insurance premium financing payable	–	40,802
Advance from BMG Rights Management	200,000	–
Accrued settlement	–	200,000
Total	$2,188,439	$1,885,977

At December 31, 2016, the Company had accrued $200,000 related to the settlement of class action complaint. On January 7, 2017, BMG Rights Management (US) LLC (“BMG”) advanced the Company $200,000, which was used to pay off the settlement. The advance from BMG is to be applied to future billings from the Company to BMG for consulting services.

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

At December 31, 2016, the fair value of the derivative liabilities was $280,316. During the nine months ended September 30, 2017, the fair value of the derivative liabilities decreased by $41,324. At September 30, 2017, the fair value of the derivative liabilities was $187,502.

At September 30, 2017 and December 31, 2016, the fair value of the derivative liabilities was determined through use of a probability-weighted Black-Scholes-Merton valuation model based on the following assumptions:

	September 30, 2017	December 31, 2016
Expected volatility	181%	172%
Expected life	1.98 years	2.7 years
Risk-free interest rate	1.47%	1.5%
Expected dividend yield	0%	0%

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

Note 5 – Common stock

During the nine months ended September 30, 2017, the Company issued an aggregate of 15,666,667 shares of common stock to investors for a purchase price of $415,000.

During the nine months ended September 30, 2017, the Company issued 1,850,000 shares of its common stock upon exercise of warrants at an exercise price of $0.01 per share for total proceeds of $18,500.

Note 6 – Stock Compensation

Common stock issued for services

During the nine months ended September 30, 2017, the Company issued a total of 15,940,227 shares of common stock for services valued at $442,865, including 5,000,000 shares of common stock issued to the Company’s CEO as part of an employment agreement, 3,000,000 shares of common stock issued to a consultant, and 7,940,227 shares of common stock issued to employees. The fair value of the shares was based on the closing price of the Company’s common stock on the date the shares were granted, which ranged from $0.022 per share to $0.0355 per share. For the three and nine months ended September 30, 2017, total fair value of shares granted of $0 and $442,685, respectively, is included in general and administrative expense. During the nine months ended September 30, 2016, the Company did not issue any shares of common stock for services.

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

On August 8, 2017, the Company granted options to purchase 5,000,000 shares of common stock with an exercise price of $0.05 to the Company’s President as part of an employment agreement. Options exercisable into 1,500,000 shares of common stock vested immediately and the options exercisable into 3,500,000 shares of common stock will vest in 48 equal monthly installments thereafter.

The Company used the Black-Scholes-Merton option-pricing models with the following assumptions to calculate fair value :

	February 14, 2017	May 8, 2017	August 8, 2017
Expected volatility	173%	194%	180%
Risk-free interest rate	2.47%	2.39%	2.29%
Expected dividend yield	0%	0%	0%
Expected life	10 years	10 years	10 years

The expected volatility is based on historical volatility of the Company’s stock. The expected life of the options was based on the term of the options. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future. For the nine months ending September 30, 2016, the Company had no stock options requiring an assessment of value.

During the three months ended September 30, 2017 and 2016, the Company recorded compensation costs of $88,166 and $11,894, respectively, relating to the vesting of stock options. During the nine months ended September 30, 2017 and 2016, the Company recorded compensation costs of $154,360 and $35,777, respectively, relating to the vesting of stock options. As of September 30, 2017, the aggregate value of unvested options was $252,276, which will continue to be amortized as compensation cost as the options vest over terms ranging from one to four years, as applicable.

The stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	900,000	$0.17	4.67
Granted	10,450,000	0.05	9.62
Exercised	–	–	–
Forfeited/expired	(750,000)	0.15	–
Balance outstanding, September 30, 2017	10,600,000	$0.05	9.60
Exercisable, September 30, 2017	3,756,248	$0.06	9.53

At September 30, 2017, the Company’s outstanding and exercisable options had no intrinsic value.

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

For the nine months ending September 30, 2017 and 2016, the fair value of warrant awards was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	September 30, 2017	September 30, 2016
Expected volatility	171%	121%
Risk-free interest rate	1.5%	1.08%
Expected dividend yield	0%	0%
Expected life	2.5 years	3 years

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the exercise feature of the warrants was based on the remaining term of the warrants. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended September 30, 2017 and 2016, the Company recorded compensation costs of $0 and $14,381, respectively, relating to the vesting of stock warrants. During the nine months ended September 30, 2017 and 2016, the Company recorded compensation costs of $19,569 and $90,769, respectively, relating to the vesting of stock warrants. As of September 30, 2017, the aggregate value of unvested warrants was $0.

A summary of the Company’s warrant activity during the nine months ended September 30, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2016	46,958,072	$0.11	2.13
Granted	350,000	0.01	2.31
Exercised	(1,850,000)	0.01	2.04
Forfeited/expired	(1,388,251)	0.09	–
Balance outstanding, September 30, 2017	44,069,821	0.10	1.43
Exercisable, September 30, 2017	44,069,821	$0.10	1.43

At September 30, 2017, the Company’s outstanding warrants had an intrinsic value of $348,480.

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

Recent Developments

None.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue

We generated copyright settlement revenues of $45,848 during the three months ended September 30, 2017, a decrease of $93,986 or 67% as compared to $139,834 for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we generated revenues of $76,666 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on such organizations’ respective properties. During the three months ended September 30, 2016, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the three months ended September 30, 2017 we accrued $22,924 due to copyright holders. For the three months ended September 30, 2016 we accrued $69,143 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $1,357 for the three months ended September 30, 2017 compared to $337 for the three months ended September 30, 2016, an increase of $1,020.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Total wage and related expenses for the three months ended September 30, 2017 were $337,355, of which $114,797 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. Total increase in general and administrative expenses was $174,163 over the three months ended September 30, 2016. Our total general and administrative expenses for the three months ended September 30, 2017 were $561,028.

Depreciation and Amortization

Depreciation and amortization expenses were $16,284 during the three months ended September 30, 2017, a decrease of $6,053, as compared to $22,337 for the three months ended September 30, 2016.

Interest

Interest expense totaled $779 during the three months ended September 30, 2017, compared to $17,789 in the three months ended September 30, 2016.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities income of $99,381 during the three months ended September 30, 2017, compared to $(28,796) for the three months ended September 30, 2016.

Net loss

As a result of the foregoing, during the three months ended September 30, 2017, we recorded a net loss of $380,477 compared to net loss of $385,433 for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue

We generated copyright settlement revenues of $184,362 during the nine months ended September 30, 2017, a decrease of $169,798 or 48% as compared to $354,160 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we generated revenues of $224,998 from consulting services rendered under service arrangements with prominent trade organizations. Under the agreements, the Company is providing certain data and consultation regarding copyright infringements on such organizations’ respective properties. During the nine months ended September 30, 2016, we had no consulting services revenue.

Operating Expenses

Copyright Holder Fees

In return for the right to pursue copyright infringers, we pay the copyright holders a percentage of the revenue we collect, in accordance with our representation agreements with our clients entered into prior to our notices being sent to infringers. For the nine months ended September 30, 2017 we accrued $92,181 due to copyright holders. For the nine months ended September 30, 2016 we accrued $174,878 to copyright holders.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and marketing and consulting expenses. Sales and marketing costs were $2,704 for the nine months ended September 30, 2017 compared to $2,371 for the nine months ended September 30, 2016, an increase of $333.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as accounting, consulting and legal. Total wage and related expenses for the nine months ended September 30, 2017 were $1,136,462, of which $549,767 were non-cash charges related to the issuance and vesting of common stock, options and warrants issued for services. Total decrease in general and administrative expenses was $188,258 over the nine months ended September 30, 2016. Our total general and administrative expenses for the nine months ended September 30, 2017 were $1,751,724.

Depreciation and Amortization

Depreciation and amortization expenses were $51,111 during the nine months ended September 30, 2017, a decrease of $16,532, as compared to $67,643 for the nine months ended September 30, 2016.

Interest

Interest expense totaled $1,863 during the nine months ended September 30, 2017, compared to $17,789 in the nine months ended September 30, 2016.

Change in fair value of Derivative

We had a change in the fair value of derivative liabilities expense of $41,324 during the nine months ended September 30, 2017, compared to income of $467,805 for the nine months ended September 30, 2016.

Net loss

As a result of the foregoing, during the nine months ended September 30, 2017, we recorded a net loss of $1,448,899 compared to net loss of $1,380,698 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Company incurred a net loss of $1,448,899, used cash in operating activities of $435,400, and at September 30, 2017, the Company had a stockholders’ deficit of $2,399,702. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2017, the Company had cash of $3,147. On October 10, 2017, the Company issued an aggregate of 2,500,000 shares of common stock to an investor for a purchase price of $50,000. Management believes that the Company will need an additional $250,000 to $500,000 in 2017 to fund operations based on our current operating plans. Management’s plans to continue as a going concern include raising additional capital through borrowings and/or the sale of common stock. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of an equity financing.

Operating Activities

During the nine months ended September 30, 2017, we used $435,400 of cash in operating activities. Non-cash adjustments included $51,111 related to depreciation and amortization, $442,685 related to shares issued for services, $213,582 for stock compensation expense, $41,324 related change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $307,446.

During the nine months ended September 30, 2016, we used $802,161 of cash in operating activities. Non-cash adjustments included $67,643 related to depreciation and amortization, $429,255 related to shares issued for services, $16,691 related to warrants issued for note payable, $467,805 related to gain on derivative liabilities, and net changes in operating assets and liabilities of $523,754.

Financing Activities

During the nine months ended September 30, 2017, we received $433,500 in proceeds from issuance of common stock and exercise of warrants for cash.

During the nine months ended September 30, 2016, we received $615,800 in proceeds from issuance of common stock, notes payable and exercise of warrants for cash.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

There have been no material changes in the Risk Factors previously disclosed in Form 10-K for the period ended 12/31/16, which was filed with the SEC on 4/14/17.

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

RIGHTSCORP, INC.

Dated: November 14, 2017	By:	/s/ Cecil Kyte
	Name:	Cecil Kyte
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

